Form 10-K/A
period 1997-12-31
TELE COMMUNICATIONS INC /CO/
filed 1999-01-07
CIK 925692

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


                                    FORM 10-K/A
                                 (Amendment #1)


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




                                                   TELE-COMMUNICATIONS, INC.


Date:  January 7, 1999                      By: /s/ Stephen M. Brett
                                               ------------------------------
                                                    Stephen M. Brett
                                                      Executive Vice President,
                                                       General   Counsel   and
                                                         Secretary

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

         On June 16, 1997, (a) the Company issued 30,545,864 shares of TCI Group Series A Stock (which shares are entitled to one vote per share) to the Estate of Bob Magness (the "Magness Estate"), the late founder and former Chairman of the Board of TCI in exchange (the "Exchange") for an equal number of shares of TCI Group Series B Stock (which shares are entitled to ten votes per share) owned by the Magness Estate, (b) the Magness Estate sold (the "Sale") the shares of TCI Group Series A Stock received in the Exchange, together with approximately 1.5 million shares of TCI Group Series A Stock that the Magness Estate previously owned (collectively the "Option Shares"), to two investment banking firms (the "Investment Bankers") for approximately $530 million (the "Sale Price")and (c) TCI entered into an agreement with the Investment Bankers whereby TCI has the option, but not the obligation, to purchase the Option Shares at any time on or before June 16, 1999 (the "Option Period"). The preceding transactions are referred to collectively as the "June 16 Stock Transaction". During the Option Period, the Company and the Investment Bankers are to settle quarterly any increase or decrease in the market value of the Option Shares. If the market value of the Option Shares exceeds the Investment Bankers' cost, Option Shares with a fair value equal to the difference between the market value and cost will be segregated from the other Option Shares. If the market value of the Option Shares is less than the Investment Bankers' cost, the Company, at its option, will settle such difference with shares of TCI Group Series A Stock or TCI Ventures Group Series A Stock or, subject to certain conditions, with cash or letters of credit. In addition, the Company is required to pay the Investment Bankers a quarterly fee equal to the London Interbank Offered Rate ("LIBOR") plus 1% on the Sale Price, as adjusted for payments made by the Company pursuant to any quarterly settlement with the Investment Bankers. During the fourth quarter of 1997, the Company repurchased 4,000,000 shares of TCI Group Series A Stock from one of the Investment Bankers for an aggregate cash purchase price of $66 million. Additionally, as a result of the Exchange Offers and certain open market transactions that were completed to obtain the desired weighting of TCI Group Series A Stock and TCI Ventures Group Series A Stock, the Investment Bankers disposed of 4,210,308 shares of TCI Group Series A Stock and acquired 23,407,118 shares (as adjusted for the Ventures Stock Dividend) of TCI Ventures Group Series A Stock during the last half of 1997 such that the Option Shares were comprised of 16,402,082 shares of TCI Group Series A Stock and 23,407,118 shares (as adjusted for the Ventures Stock Dividend) of TCI Ventures Series A Stock at December 31, 1997. At December 31, 1997, the market value of the Option Shares exceeded the Investment Bankers' cost by $325 million. Pursuant to a certain Letter Agreement, dated June 16, 1997, between Dr. Malone, TCI's Chairman and Chief Executive Officer, and the Magness Estate. Dr. Malone agreed to waive certain rights of first refusal with respect to shares of Series B TCI Group Stock beneficially owned by the Magness Estate. Such rights of first refusal arise from a letter agreement, dated June 17, 1988, among Bob Magness, Kearns-Tribune Corporation and Dr. Malone, pursuant to which Dr. Malone was granted a right of first refusal to acquire any shares of TCI Group Series B Stock which the other parties proposed to sell. As a result of Dr. Malone's rights under such June 17, 1988 letter agreement, such waiver was necessary in order for the Magness Estate to consummate the Exchange and the Sale.

         In consideration for such waiver, TCI granted Dr. Malone the right (the "Malone Right") to acquire from time to time until June 30, 1999, from TCI up to 30,545,864 shares of the Series B TCI Group Stock acquired by TCI from the Magness Estate pursuant to the Exchange. Such acquisition may be made in exchange for either, or any combination of, shares of Series A TCI Group Stock owned by Dr. Malone (exchanged on a one for one basis), or cash in an amount equal to the average closing sale price of the Series B TCI Group Stock for the five trading days preceding the acquisition.

         In connection with certain legal proceedings relative to the probate of the Magness Estate, one or more of Gary Magness and Kim Magness, Bob Magness' sons, Sharon Magness, Bob Magness' surviving second wife and the original personal representatives of the Magness Estate advanced various claims, causes of action, demands, complaints and requests against one or more of the others. In addition, Kim Magness and Gary Magness, in a Complaint and Request To Void Sale Of TCI Stock, And For Damages And Surcharge, filed on October 29, 1997 (the "Voiding Action"), advanced various claims relating to the June 16 Stock Transaction against TCI, Dr. Malone and the original personal representatives of the Magness Estate. Among other matters, the Voiding Action challenged the June 16 Stock Transaction on various fiduciary bases and requested recision of such transaction and damages.

         Pursuant to an agreement effective as of January 5, 1998 (the "Settlement Agreement"), TCI, Gary Magness, Kim Magness, Sharon Magness, the Magness Estate, the Estate of Betsy Magness (the first wife of Bob Magness) and Dr. Malone agreed to settle their respective claims against each other relating to the Magness Estate and the June 16 Stock Transaction, in each case without any of those parties admitting any of the claims or allegations against that party (the "Magness Settlement").

         In connection with the Magness Settlement, portions of the Exchange and Sale were unwound such that 10,201,041 shares of TCI Group Series A Stock and 11,666,506 shares (as adjusted for the Ventures Stock Dividend) of TCI Ventures Group Series A Stock were returned to TCI as authorized but unissued shares, and the Magness Estate returned to the Investment Bankers the portion of the Sales Price attributable to such returned shares. TCI then issued to the Magness Estate 10,017,145 shares of TCI Group Series B Stock and 12,034,298 shares (as adjusted for the Ventures Stock Dividend) of TCI Ventures Group Series B Stock. In addition, as part of the Magness Settlement, TCI issued 1,339,415 shares of TCI Group Series B Stock to the Estate of Betsy Magness in exchange for an equal number of shares of TCI Group Series A Stock and issued 1,531,834 shares of TCI Ventures Group Series B Stock for an equal number of shares of TCI Ventures Group Series A Stock.

         On February 9, 1998, in connection with the Magness Settlement, TCI entered into a call agreement (the "Malone Call Agreement") with Dr. Malone and Dr. Malone's wife (together with Dr. Malone, the "Malones"), under which the Malones granted to TCI the right to acquire any shares of TCI stock which are entitled to cast more than one vote per share (the "High-Voting Shares") owned by the Malones, which currently consist of an aggregate of approximately 60 million High-Voting Shares upon Dr. Malone's death or upon a contemplated sale of the High-Voting Shares (other than a minimal amount) to third persons. In either such event, TCI has the right to acquire the shares at a maximum price equal to the then relevant market price of shares of "low-voting" Series A Stock plus a ten percent premium. The Malones also agreed that if TCI were ever to be sold to another entity, then the maximum premium that the Malones would receive on their High-Voting Shares would be no greater than a ten percent premium over the price paid for the relevant shares of Series A Stock. TCI paid $150 million to the Malones in consideration of them entering into the Malone Call Agreement.

         Also on February 9, 1998, in connection with the Magness Settlement, certain members of the Magness family, individually and in certain cases, on behalf of the Estate of Betsy Magness and the Magness Estate (collectively, the "Magness Family") also entered into a call agreement with TCI (with substantially the same terms as the one entered into by the Malones, including a call on the shares owned by the Magness Family upon Dr. Malone's death) (the "Magness Call Agreement") on the Magness Family's aggregate of approximately 49 million High-Voting Shares. The Magness Family was paid $124 million by TCI in consideration of them entering into the Magness Call Agreement. Additionally, on February 9, 1998, the Magness Family entered into a shareholders' agreement (the "Shareholders' Agreement") with the Malones and TCI under which (i) the Magness Family and the Malones agree to consult with each other in connection with matters to be brought to the vote of TCI's shareholders, subject to the proviso that if they cannot mutually agree on how to vote the shares, Dr. Malone has an irrevocable proxy to vote the High-Voting Shares owned by the Magness Family,
(ii) the Magness Family may designate a nominee for TCI's Board of Directors and Dr. Malone has agreed to vote his High Voting Shares for such nominee and (iii) certain "tag along rights" have been created in favor of the Magness Family and certain "drag along rights" have been created in favor of the Malones. In addition, the Malone Right granted by TCI to Dr. Malone to acquire 30,545,864 shares of TCI Group Series B Stock has been reduced to an option to acquire 14,511,570 shares of TCI Group Series B Stock. Pursuant to the terms of the Shareholders' Agreement, the Magness Family has the right to participate in the reduced Malone Right on a proportionate basis with respect to 12,406,238 shares of the 14,511,570 shares subject to the Malone Right.


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

                                                                          December 31,
                                                  ---------------------------------------------------------------
                                                   1997(d)       1996(a)       1995(a)       1994(a)       1993(a)
                                                  -------        ------        ------        ------        ------
                                                                         amounts in millions
 Summary Balance Sheet Data:
 ---------------------------

 Property and equipment, net                      $ 7,679         7,528         7,409         5,876         4,935

 Franchise costs, net                             $15,147        15,436        12,230         9,444         9,197

 Total assets                                     $32,487        30,169        25,429        19,148        16,351

 Debt                                             $15,250        14,926        13,211        11,162         9,900

 Minority interests in equity of
  consolidated subsidiaries                       $ 1,684         1,493           651           429           285

 Redeemable securities                            $   660           658           478           170            18

Company-obligated mandatorily redeemable
    preferred securities of subsidiary
    trusts ("Trust Preferred Securities")
    holding solely subordinated debt
    securities of TCI Communications, Inc.        $ 1,500         1,000            --            --            --


 Stockholders' equity                             $ 4,492         4,178         4,461         2,578         2,010

Common shares outstanding (net of treasury
   shares and shares held by
   subsidiaries):
     Class A common stock                              --            --            --           491           403
     Class B common stock                              --            --            --            85            47
     TCI Group Series A Stock                         469           579           572            --            --

     TCI Group Series B Stock                          38            85            85            --            --

     Liberty Group Series A Stock                     313 (b)       342 (b)       337 (b)        --            --

     Liberty Group Series B Stock                      32 (b)        32 (b)        32 (b)        --            --

     TCI Ventures Group Series A Stock                377 (c)        --            --            --            --

     TCI Ventures Group Series B Stock                 32 (c)        --            --            --            --


---------
(a)      Restated - see note 13 to the TCI consolidated financial statements.
(b)      Adjusted to give effect to the 1998 Liberty Stock Dividend.
(c)      Adjusted to give effect to the Ventures Stock Dividend.
(d)      Restated - see note 19 to the TCI consolidated financial statements.

                                                                                      Years ended December 31,
                                                           -----------------------------------------------------------------------
                                                             1997(h)           1996(a)        1995(a)        1994(a)        1993(a)
                                                           -------             -------        -------       --------        ------
                                                                              amounts in millions, except per share data
Summary Statement of Operations Data:
-------------------------------------

Revenue                                                    $ 7,570             8,022          6,506          4,682          3,977

Operating income                                           $   849               632            542            788            916

Interest expense                                           $(1,160)           (1,096)        (1,010)          (785)          (731)

Share of losses of affiliates, other than
  Liberty Media Corporation, net                           $  (930)             (450)          (213)           (64)           (90)


Gain (loss) on disposition of assets                       $   401             1,593             49            (10)            42

Earnings (loss) from continuing
  operations                                               $  (561)              292           (183)            91            (13)

Net earnings (loss) attributable to common
  stockholders:
     TCI Class A and Class B common stock                  $    --                --            (78) (b)        83            (15)
     TCI Group Stock                                          (537)             (799)          (112) (c)        --             --
     Liberty Group Stock                                       125             1,056            (27) (c)        --             --
     TCI Ventures Group Stock                                 (191)(d)            --             --             --             --
                                                           -------           -------        -------        -------        -------
                                                           $  (603)              257           (217)            83            (15)
                                                           =======           =======        =======        =======        =======
Basic earnings (loss) attributable to
  common stockholders per common share(g):
     TCI Class A and Class B common stock                       --                --           (.12) (b)       .15           (.03)
     TCI Group Stock                                       $  (.85)            (1.20)          (.17) (c)        --             --
     Liberty Group Stock                                   $   .34              2.82 (e)       (.07) (c)(e)     --             --
     TCI Ventures Group Stock                              $  (.47)(d)(f)         --             --             --             --

Diluted earnings (loss) attributable to
  common stockholders per common and
  potential common share (g):
     TCI Class A and Class B common stock                  $    --                --           (.12) (b)       .15           (.03)
     TCI Group Stock                                       $  (.85)            (1.20)          (.17) (c)        --             --
     Liberty Group Stock                                   $   .31(e)           2.58 (e)       (.07) (c)(e)     --             --
     TCI Ventures Group Stock                              $  (.47)(d)(f)         --             --             --             --

Weighted average common shares
  outstanding:
     TCI Class A and Class B common stock                       --                --            648 (b)        541            433
     TCI Group Stock                                           632               665            656 (c)         --             --
     Liberty Group Stock                                       366(e)            374 (e)        369 (c)(e)      --             --
     TCI Ventures Group Stock                                  410(d)(f)          --             --             --             --

---------------

(a)      Restated - see note 13 to the TCI consolidated financial statements.
(b)      From January 1, 1995 through August 10, 1995 (on August 10, 1995, TCI distributed in the form of a dividend, 2.25 shares (as adjusted) of Liberty Group Stock for each four shares of TCI Group Stock owned, the "Liberty Distribution").
(c)      From the date of the Liberty Distribution through December 31, 1995.
(d)      From the date of the TCI Ventures Exchange through December 31, 1997.
(e)      Adjusted to give effect to the 1998 Liberty Stock Dividend.
(f)      Adjusted to give effect to the Ventures Stock Dividend
(g) Earnings per share have been restated for all periods to reflect the adoption of Statement of Financial Accounting Standard No. 128, "Earnings per Share." See note 3 to TCI's consolidated financial statements.
(h)      Restated - see note 19 to the TCI consolidated financial statements.

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

                                                                        December 31,
                                                           ----------------------------------
                                                              1997 (a)     1996        1995
                                                           --------       ------      -------
                                                                   amounts in millions
Summary Balance Sheet Data:
--------------------------

Investment in Sprint Spectrum Holding Company, L.P. and
   MinorCo, L.P. (and their respective predecessor) and
   PhillieCo, L.P. (collectively, the "PCS Ventures"),
   accounted for under the equity method                   $    607         830         689


Investment in Telewest Communications plc ("Telewest"),
   accounted for under the equity method                   $    324         488         550


Investment in other affiliates, accounted for under the
   equity method                                           $  1,166         751         635

Property and equipment, net                                $    709         737         449

Franchise cost, net                                        $    420         926         573

Total assets                                               $  3,943       4,260       3,447

Debt and capital lease obligations                         $    795         726         321

Minority interests in equity of attributed subsidiaries    $    519         412         326

Combined equity                                            $  2,336       2,511       2,379


                                                                       Years ended December 31,
                                                                  ----------------------------------
                                                                    1997         1996         1995
                                                                  --------     --------     --------
                                                                         amounts in millions
Summary Statement of Operations Data:
-------------------------------------

Revenue                                                           $    969          926          326

Operating, general and administrative expenses, and stock
   compensation                                                   $   (957)        (818)        (284)

Impairment of intangible assets                                   $   ( 15)          --           --

Depreciation and amortization                                     $   (184)        (149)         (75)

Operating loss                                                    $   (187)         (51)         (33)

Interest expense                                                  $    (54)         (51)         (42)

Share of losses of affiliates, net                                $   (819)        (368)        (195)

Net earnings (loss)                                               $   (536)        (258)          60

Basic and diluted loss attributable to common stockholders per
   common share subsequent to the TCI Ventures Exchange           $   (.47)
                                                                  ========

(a) Restated - see note 18 to the TCI Ventures Group combined financial statements.

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

         Magness Settlement


         On June 16, 1997, (a) the Company issued 30,545,864 shares of TCI Group Series A Stock (which shares are entitled to one vote per share) to the Estate of Bob Magness (the "Magness Estate"), the late founder and former Chairman of the Board of TCI in exchange (the "Exchange") for an equal number of shares of TCI Group Series B Stock (which shares are entitled to ten votes per share) owned by the Magness Estate, (b) the Magness Estate sold (the "Sale") the shares of TCI Group Series A Stock received in the Exchange, together with approximately 1.5 million shares of TCI Group Series A Stock that the Magness Estate previously owned (collectively, the "Option Shares"), to two investment banking firms (the "Investment Bankers") for approximately $530 million (the "Sale Price") and (c) TCI entered into an agreement with the Investment Bankers whereby TCI has the option, but not the obligation, to purchase the Option Shares at any time on or before June 16, 1999 (the "Option Period"). The preceding transactions are referred to collectively as the "June 16 Stock Transaction". During the Option Period, the Company and the Investment Bankers are to settle quarterly any increase or decrease in the market value of the Option Shares. If the market value of the Option Shares exceeds the Investment Bankers' cost, Option Shares with a fair value equal to the difference between the market value and cost will be segregated from the other Option Shares in an account at the Investment Bankers. If the market value of the Option Shares is less than the Investment Bankers' cost, the Company, at its option, will settle such difference with shares of TCI Group Series A Stock or TCI Ventures Group Series A Stock or, subject to certain conditions, with cash or letters of credit. In addition, the Company is required to pay the Investment Bankers a quarterly fee equal to the London Interbank Offered Rate ("LIBOR") plus 1% on the Sale Price, as adjusted for payments made by the Company pursuant to any quarterly settlement with the Investment Bankers. Due to the Company's ability to settle quarterly price fluctuations and fees with shares of TCI Group Series A Stock or TCI Ventures Group Series A Stock the Company records all amounts received or paid under this arrangement as increases or decreases, respectively, to equity. During the fourth quarter of 1997, the Company repurchased 4,000,000 shares of TCI Group Series A Stock from one of the Investment Bankers for an aggregate cash purchase price of $66 million. Additionally, as a result of the Exchange Offers and certain open market transactions that were completed to obtain the desired weighting of TCI Group Series A Stock and TCI Ventures Group Series A Stock, the Investment Bankers disposed of 4,210,308 shares of TCI Group Series A Stock and acquired 23,407,118 shares (as adjusted for the Ventures Stock Dividend) of TCI Ventures Group Series A Stock during the last half of 1997 such that the Option Shares were comprised of 16,402,082 shares of TCI Group Series A Stock and 23,407,118 shares (as adjusted for the Ventures Stock Dividend) of TCI Ventures Series A Stock at December 31, 1997. At December 31, 1997, the market value of the Option Shares exceeded the Investment Bankers' cost by $325 million. Pursuant to a certain Letter Agreement, dated June 16, 1997, between Dr. Malone, TCI's Chairman and Chief Executive Officer, and the Magness Estate, Dr. Malone agreed to waive certain rights of first refusal with respect to shares of Series B TCI Group Stock beneficially owned by the Magness Estate. Such rights of first refusal arise from a letter agreement, dated June 17, 1988, among Bob Magness, Kearns-Tribune Corporation and Dr. Malone, pursuant to which Dr. Malone was granted a right of first refusal to acquire any shares of TCI Group Series B Stock which the other parties proposed to sell. As a result of Dr. Malone's rights under such June 17, 1988 letter agreement, such waiver was necessary in order for the Magness Estate to consummate the Exchange and the Sale.

         In consideration for such waiver, TCI granted Dr. Malone the right (the "Malone Right") to acquire from time to time until June 30, 1999, from TCI up to 30,545,864 shares of the Series B TCI Group Stock acquired by TCI from the Magness Estate pursuant to the Exchange. Such acquisition may be made in exchange for either, or any combination of, shares of Series A TCI Group Stock owned by Dr. Malone (exchanged on a one for one basis), or cash in an amount equal to the average closing sale price of the Series B TCI Group Stock for the five trading days preceding the acquisition.

         In connection with certain legal proceedings relative to the probate of the Magness Estate, one or more of Gary Magness and Kim Magness, Bob Magness' sons, Sharon Magness, Bob Magness' surviving second wife and the original personal representatives of the Magness Estate advanced various claims, causes of action, demands, complaints and requests against one or more of the others. In addition, Kim Magness and Gary Magness, in a Complaint And Request To Void Sale Of TCI Stock, And For Damages And Surcharge, filed on October 29, 1997 (the "Voiding Action"), advanced various claims relating to the June 16 Stock Transaction against TCI, Dr. Malone and the original personal representatives of the Magness Estate. Among other matters, the Voiding Action challenged the June 16 Stock Transaction on various fiduciary bases and requested recision of such transaction and damages.

         Pursuant to an agreement effective as of January 5, 1998 (the "Settlement Agreement"), TCI, Gary Magness, Kim Magness, Sharon Magness, the Magness Estate, the Estate of Betsy Magness (the first wife of Bob Magness) and Dr. Malone agreed to settle their respective claims against each other relating to the Magness Estate and the June 16 Stock Transaction, in each case without any of those parties admitting any of the claims or allegations against that party (the "Magness Settlement").

         In connection with the Magness Settlement, portions of the Exchange and Sale were unwound such that 10,201,041 shares of TCI Group Series A Stock and 11,666,506 shares (as adjusted for the Ventures Stock Dividend) of TCI Ventures Group Series A Stock were returned to TCI as authorized but unissued shares, and the Magness Estate returned to the Investment Bankers the portion of the Sales Price attributable to such returned shares. TCI then issued to the Magness Estate 10,017,145 shares of TCI Group Series B Stock and 12,034,298 shares (as adjusted for the Ventures Stock Dividend) of TCI Ventures Series B Stock. In addition, as part of the Magness Settlement, TCI issued 1,339,415 shares of TCI Group Series B Stock to the Estate of Betsy Magness in exchange for an equal number of shares of TCI Group Series A Stock and issued 1,531,834 shares of TCI Ventures Group Series B Stock for an equal number of shares of TCI Ventures Group Series A Stock.

         On February 9, 1998, in connection with the Magness Settlement, TCI entered into a call agreement (the "Malone Call Agreement") with Dr. Malone and Dr. Malone's wife (together with Dr. Malone, the "Malones"), under which the Malones granted to TCI the right to acquire any shares of TCI stock which are entitled to cast more than one vote per share (the "High-Voting Shares") owned by the Malones, which currently consist of an aggregate of approximately 60 million High-Voting Shares upon Dr. Malone's death or upon a contemplated sale of the High-Voting Shares (other than a minimal amount) to third persons. In either such event, TCI has the right to acquire the shares at a maximum price equal to the then relevant market price of shares of "low-voting" Series A Stock plus a ten percent premium. The Malones also agreed that if TCI were ever to be sold to another entity, then the maximum premium that the Malones would receive on their High-Voting Shares would be no greater than a ten percent premium over the price paid for the relevant shares of Series A Stock. TCI paid $150 million to the Malones in consideration of them entering into the Malone Call Agreement.

         Also on February 9, 1998, in connection with the Magness Settlement, certain members of the Magness family, individually and in certain cases, on behalf of the Estate of Betsy Magness and the Magness Estate (collectively, the "Magness Family") also entered into a call agreement with TCI (with substantially the same terms as the one entered into by the Malones, including a call on the shares owned by the Magness Family upon Dr. Malone's death) (the "Magness Call Agreement") on the Magness Family's aggregate of approximately 49 million High-Voting Shares. The Magness Family was paid $124 million by TCI in consideration of them entering into the Magness Call Agreement. Additionally, on February 9, 1998, the Magness Family entered into a shareholders' agreement (the "Shareholders' Agreement") with the Malones and TCI under which (i) the Magness Family and the Malones agree to consult with each other in connection with matters to be brought to the vote of TCI's shareholders, subject to the proviso that if they cannot mutually agree on how to vote the shares, Dr. Malone has an irrevocable proxy to vote the High-Voting Shares owned by the Magness Family, (ii) the Magness Family may designate a nominee for the Board and Dr. Malone has agreed to vote his High Voting Shares for such nominee and (iii) certain "tag along rights" have been created in favor of the Magness Family and certain "drag along rights" have been created in favor of the Malones. In addition, the Malone Right granted by TCI to Dr. Malone to acquire 30,545,864 shares of TCI Group Series B Stock has been reduced to an option to acquire 14,511,570 shares of TCI Group Series B Stock. Pursuant to the terms of the Shareholders' Agreement, the Magness Family has the right to participate in the reduced Malone Right on a proportionate basis with respect to 12,406,238 shares of the 14,511,570 shares subject to the Malone Right.


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


         SUMMARY OF OPERATIONS

         GENERAL

         Summarized operating data with respect to TCI is presented below for the indicated periods:

                                                                    Years ended December 31,
                                                           ----------------------------------------
                                                              1997(b)     1996 (a)         1995(a)
                                                           ---------     ---------        ---------
Revenue                                                    $   7,570         8,022            6,506

Operating, selling, general and administrative expenses       (4,595)       (5,746)          (4,518)
Stock compensation                                              (488)           13              (57)
Impairment of intangible assets                                  (15)           --               --
Restructuring charges                                             --           (41)             (17)
Depreciation and amortization                                 (1,623)       (1,616)          (1,372)
                                                           ---------     ---------        ---------

    Operating income                                             849           632              542

Interest expense                                              (1,160)       (1,096)          (1,010)
Share of losses of affiliates, net                              (930)         (450)            (213)
Gain on dispositions of assets and sale of stock                 573         1,605              337
Other, net                                                      (127)         (128)              33
                                                           ---------     ---------        ---------

   Earnings (loss) before income taxes                          (795)          563             (311)

Income tax benefit (expense)                                     234          (271)             128
                                                           ---------     ---------        ---------

    Net earnings (loss)                                    $    (561)          292             (183)
                                                           =========     =========        =========


---------------

(a) Restated - see note 13 to the accompanying consolidated financial statements of TCI.

(b) Restated - see note 19 to the accompanying consolidated financial statements of TCI.

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

         The following table sets forth certain financial information for the TCI Ventures Group and the businesses attributed to it during the years ended December 31, 1997, 1996 and 1995:

                                                      1997 (10)                   1996                           1995
                                          --------------------------   --------------------------   --------------------------
                                                                       dollar amounts in thousands
         Revenue:
            UVSG (1) (2)                  $     507,598           52%  $       409,616         44%                --        --
            TINTA (3) (4) (5)                   219,834           22           314,560         34   $        190,533        59%
            ETC                                  84,956            9            90,598         10             49,994        15
            NDTC (6)                             94,247           10            74,881          8             53,393        16
            WTCI (7)                             36,197            4            31,857          4             31,877        10
            @Home                                 7,437            1               673         --                 --        --
            Corporate and other                  18,925            2             3,491         --                194        --
                                          -------------       ------   ---------------     ------   ----------------    ------
                                          $     969,194          100%  $       925,676        100%  $        325,991       100%
                                          =============       ======   ===============     ======   ================    ======

         Operating, selling, general,
            administrative:
               UVSG (1) (2)               $     403,603           50%  $       342,544         41%                --        --
               TINTA (3) (4) (5)                144,445           18           282,355         34   $        165,389        59%
               ETC                              108,665           13           107,785         13             51,360        18
               NDTC                              58,385            7            44,171          5             30,867        11
               WTCI                              24,665            3            19,530          2             19,399         7
               @Home                             49,049            6            23,950          3              2,845         1
               Corporate and other               25,744            3            13,563          2              9,361         4
                                          -------------       ------   ---------------     ------   ----------------    ------
                                          $     814,556          100%  $       833,898        100%  $        279,221       100%
                                          =============       ======   ===============     ======   ================    ======
         Depreciation, amortization,
            stock compensation and
            other non-cash charges:
               UVSG (1) (2)               $      35,371           10%  $        29,775         21%                --        --
               TINTA (3) (4) (5)                 70,513           21            55,562         39   $         36,360        45%
               ETC                               21,035            6             4,953          4              3,900         5
               NDTC                              33,142           10            28,776         20             18,737        24
               WTCI                               8,942            3            10,595          7             10,164        13
               @Home                             17,138            5             1,774          1                 21        --
               Corporate and other (8)          155,446           45            10,900          8             10,529        13
                                          -------------       ------   ---------------     ------   ----------------    ------
                                          $     341,587          100%  $       142,335        100%  $         79,711       100%
                                          =============       ======   ===============     ======   ================    ======
         Operating income (loss):
            UVSG (1) (2)                  $      68,624           (9)  $        37,297         (9)                --        (9)
            TINTA (3) (4) (5)                     4,876                        (23,357)             $        (11,216)
            ETC                                 (44,744)                       (22,140)                       (5,266)
            NDTC                                  2,720                          1,934                         3,789
            WTCI                                  2,590                          1,732                         2,314
            @Home                               (58,750)                       (25,051)                       (2,866)
            Corporate and other                (162,265)                       (20,972)                      (19,696)
                                          ------------                 ---------------              ----------------
                                          $    (186,949)               $       (50,557)             $        (32,941)
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

         (8)     Amount includes stock compensation expense of $124 million.

         (9)     Not meaningful.

         (10) Restated -- see note 18 to the accompanying combined financial statements of TCI Ventures Group.

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

         The $35 million or 23% and $74 million or 99% increases in depreciation and amortization expense during the years ended December 31, 1997 and 1996, respectively, are the result of increases in the TCI Ventures Group's assets that are subject to depreciation and amortization. The increases in such assets were primarily attributable to acquisitions, as described above, and capital expenditures. Such increases in 1997 were partially offset by the effects of the deconsolidation of Flextech and Cablevision.

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

         The minority interests' share of net losses (earnings) was $(3 million), $28 million and $(15 million) during the years ended December 31, 1997, 1996, and 1995, respectively. Such amounts are comprised of the minority interests' share of losses (earnings) for @Home, UVSG and TINTA.

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

         Net Earnings (Losses)

         The TCI Ventures Group reported net earnings (losses) of $(536 million), $(258 million) and $60 million during the years ended December 31, 1997, 1996 and 1995, respectively. Included in such amounts was the recognition of certain non-operating gains aggregating $289 million, $92 million and $336 million during 1997, 1996 and 1995, respectively. TCI Ventures Group would have reported net losses in all periods presented excluding the impact of such gains. With the exception of UVSG, WTCI and TINTA's Puerto Rico subsidiary, the entities included in the TCI Ventures Group's combined financial statements generally have sustained losses since their respective inception dates. Any improvements in such entities' results of operations are largely dependent upon the ability of such entities to increase their respective subscriber bases while maintaining pricing structures and controlling costs. There can be no assurance that any such improvements will occur.

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


         At December 31, 1997, after considering the net effect of the aforementioned Interest Rate Swaps, TCI Group had $6,104 million (or 43%) of fixed rate debt and $8,002 million (or 57%) of variable-rate debt. TCI Group's interest rate exposure was primarily to changes in LIBOR rates. The aggregate hypothetical decrease in the fair value of TCI Group's fixed rate debt and interest rate swaps as of December 31, 1997 that would have resulted from a hypothetical adverse change of 10% in the related LIBOR rates is estimated to be $390 million. The aggregate hypothetical loss in earnings and cash flows on an annual basis on TCI Group's variable rate debt and interest rate swaps as of December 31, 1997 that would have resulted from a hypothetical adverse change of 10% in the related LIBOR rates, sustained for one year, is estimated to be $49 million.


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

         TCI VENTURES GROUP

         The following table sets forth total assets and debt and capital lease obligations for the TCI Ventures Group and each of the businesses attributed to it:

                                                         December 31,
                                                             1997(1)
                                                     ------------------
                                                    amounts in thousands
Total assets
    TINTA                                            $        1,394,000
    TCI Telephony                                               927,862
    UVSG                                                        428,984
    NDTC                                                        348,940
    @Home                                                       323,928
    ETC                                                          87,487
    WTCI                                                         81,283
    Other                                                       350,763
                                                     ------------------
                                                     $        3,943,247
                                                     ==================

Debt and capital lease obligations (2)
    TINTA                                            $          390,042
    DigiVentures                                                175,833
    NDTC                                                        158,172
    UVSG                                                         28,164
    ETC                                                          11,083
    @Home                                                        25,706
    Other                                                         6,340
                                                     ------------------
                                                     $          795,340
                                                     ==================


---------------
(1) Restated - see note 18 to the accompanying combined financial statements of TCI Ventures Group.


(2) For additional information concerning the terms of TCI Ventures Group's debt, see note 14 to the accompanying combined financial statements of the TCI Ventures Group.

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

The accompanying consolidated financial statements as of December 31, 1997 and for the year then ended have been restated, as described in note 19.



                                               KPMG Peat Marwick LLP


Denver, Colorado
March 20, 1998,
 except for note 19
 which is as of January 6, 1999

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 1997 and 1996

                                                                        1997**       1996*
                                                                      -------      -------
Assets                                                                 amounts in millions
------
Cash and cash equivalents                                             $   284          444

Trade and other receivables, net                                          529          448

Prepaid expenses                                                           83           81

Prepaid program rights                                                    104           61

Committed program rights                                                  115          136

Investments in affiliates, accounted for under the equity method,
    and related receivables (notes 5 and 13)                            3,048        2,985

Investment in Time Warner, Inc. ("Time Warner") (note 6)                3,555        2,027


Property and equipment, at cost:
    Land                                                                   96           77
    Distribution systems                                               10,784       10,039
    Support equipment and buildings                                     1,558        1,541
                                                                      -------      -------
                                                                       12,438       11,657
    Less accumulated depreciation                                       4,759        4,129
                                                                      -------      -------
                                                                        7,679        7,528
                                                                      -------      -------

Franchise costs                                                        17,910       17,875
    Less accumulated amortization                                       2,763        2,439
                                                                      -------      -------
                                                                       15,147       15,436
                                                                      -------      -------

Other assets, net of amortization (note 14)                             1,943        1,023
                                                                      -------      -------

                                                                      $32,487       30,169
                                                                      =======      =======

*  Restated - see note 13.
** Restated - see note 19.                                          (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                           December 31, 1997 and 1996

                                                                                  1997**         1996*
                                                                                --------       --------
Liabilities and Stockholders' Equity                                              amounts in millions
------------------------------------
Accounts payable                                                                $    169            266

Accrued interest                                                                     258            274

Accrued programming expense                                                          399            347

Other accrued expenses                                                               997            812

Deferred option premium (note 6)                                                     306             --

Debt (note 9)                                                                     15,250         14,926

Deferred income taxes (note 15)                                                    6,108          5,962

Other liabilities                                                                    664            253
                                                                                --------       --------
      Total liabilities                                                           24,151         22,840
                                                                                --------       --------
Minority interests in equity of consolidated subsidiaries                          1,684          1,493

Redeemable securities:
   Preferred stock (note 10)                                                         655            658
   Common stock (note 2)                                                               5             --

Company-obligated mandatorily redeemable preferred securities of subsidiary trusts ("Trust Preferred Securities") holding solely subordinated debt securities of TCI Communications, Inc. ("TCIC")
    (note 11)                                                                      1,500          1,000

Stockholders' equity (note 12):
    Series Preferred Stock, $.01 par value                                            --             --
    Class B 6% Cumulative Redeemable Exchangeable Junior Preferred Stock,
       $.01 par value                                                                 --             --
    Common stock, $1 par value:
       Series A TCI Group. Authorized 1,750,000,000 shares; issued
         605,616,143 shares in 1997 and 696,325,478 shares in 1996                   606            696
       Series B TCI Group. Authorized 150,000,000 shares; issued
         78,203,044 shares in 1997 and 84,647,065 shares in 1996                      78             85
       Series A Liberty Media Group.  Authorized 750,000,000 shares;
         issued 344,962,521 shares in 1997 and 341,766,655 shares in 1996            345            342
       Series B Liberty Media Group. Authorized 75,000,000 shares; issued
         35,180,385 shares in 1997 and 31,784,053 shares in 1996                      35             32
       Series A TCI Ventures Group. Authorized 750,000,000 shares; issued
         377,386,032 shares in 1997                                                  377             --
       Series B TCI Ventures Group. Authorized 75,000,000 shares; issued
         32,532,800 shares in 1997                                                    33             --
    Additional paid-in capital                                                     5,043          3,547
    Cumulative foreign currency translation adjustment, net of taxes                   4             26
    Unrealized holding gains for available-for-sale securities, net of
       taxes                                                                         774             15
    Accumulated deficit                                                             (812)          (251)
                                                                                --------       --------
                                                                                   6,483          4,492
    Treasury stock and common stock held by subsidiaries, at cost (note 12)       (1,991)          (314)
                                                                                --------       --------

          Total stockholders' equity                                               4,492          4,178
                                                                                --------       --------

Commitments and contingencies (note 16)
                                                                                $ 32,487         30,169
                                                                                ========       ========

*  Restated - see note 13.
** Restated - see note 19.

See accompanying notes to consolidated financial statements.

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                  Years ended December 31, 1997, 1996 and 1995

                                                                1997**        1996*         1995*
                                                               -------      -------      -------
                                                                      amounts in millions,
                                                                    except per share amounts
Revenue:
   Communications and programming services                     $ 7,570        7,038        5,586
   Net sales from electronic retailing services                     --          984          920
                                                               -------      -------      -------
                                                                 7,570        8,022        6,506
                                                               -------      -------      -------
Operating costs and expenses:
   Operating                                                     2,850        2,917        2,161
   Cost of sales from electronic retailing services                 --          605          603
   Selling, general and administrative                           1,745        2,224        1,754
   Stock compensation                                              488          (13)          57
   Impairment of intangible assets                                  15           --           --
   Restructuring charges                                            --           41           17
   Depreciation                                                  1,077        1,093          899
   Amortization                                                    546          523          473
                                                               -------      -------      -------
                                                                 6,721        7,390        5,964
                                                               -------      -------      -------

       Operating income                                            849          632          542

Other income (expense):
   Interest expense                                             (1,160)      (1,096)      (1,010)
   Interest and dividend income                                     88           64           52
   Share of losses of affiliates, net (note 5)                    (930)        (450)        (213)
   Loss on early extinguishment of debt (note 9)                   (39)         (71)          (6)
   Minority interests in losses (earnings) of consolidated
     subsidiaries, net                                            (154)         (56)          17
   Gain on sale of stock by subsidiaries and equity
     investees (notes 5 and 14)                                    172           12          288
   Gain on disposition of assets                                   401        1,593           49
   Other, net                                                      (22)         (65)         (30)
                                                               -------      -------      -------
                                                                (1,644)         (69)        (853)
                                                               -------      -------      -------

     Earnings (loss) before income taxes                          (795)         563         (311)

Income tax benefit (expense) (note 15)                             234         (271)         128
                                                               -------      -------      -------

     Net earnings (loss)                                          (561)         292         (183)

Dividend requirements on preferred stocks                          (42)         (35)         (34)
                                                               -------      -------      -------

     Net earnings (loss) attributable to common
       stockholders                                            $  (603)         257         (217)
                                                               =======      =======      =======


*Restated - see note 13.
**Restated - see note 19.
                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                  Years ended December 31, 1997, 1996 and 1995

                                                                          1997**           1996*             1995*
                                                                      ------------      ------------     ------------
                                                                                   amounts in millions,
                                                                                except per share amounts
Net earnings (loss) attributable to common stockholders (note 3):
     TCI Class A and Class B common stock                             $         --                --              (78)
     TCI Group Series A and Series B common stock                             (537)             (799)            (112)
     Liberty Media Group Series A and Series B common stock                    125             1,056              (27)
     TCI Ventures Group Series A and Series B common stock                    (191)               --               --
                                                                      ------------      ------------     ------------
                                                                      $       (603)              257             (217)
                                                                      ============      ============     ============
Basic earnings (loss) attributable to
   common stockholders per common share
   (note 3):
     TCI Class A and Class B common stock                             $         --                --             (.12)
                                                                      ============      ============     ============
     TCI Group Series A and Series B common stock                     $       (.85)            (1.20)            (.17)
                                                                      ============      ============     ============
     Liberty Media Group Series A and Series B common stock           $        .34              2.82             (.07)
                                                                      ============      ============     ============
     TCI Ventures Group Series A and Series B common stock            $       (.47)               --               --
                                                                      ============      ============     ============

Diluted earnings (loss) attributable to
   common stockholders per common and
   potential common share (note 3):
     TCI Class A and Class B common stock                             $         --                --             (.12)
                                                                      ============      ============     ============
     TCI Group Series A and Series B common stock                     $       (.85)            (1.20)            (.17)
                                                                      ============      ============     ============
     Liberty Media Group Series A and Series B common stock           $        .31              2.58             (.07)
                                                                      ============      ============     ============
     TCI Ventures Group Series A and Series B common stock            $       (.47)               --               --
                                                                      ============      ============     ============

*Restated - see note 13.
**Restated - see note 19.

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

*Restated - see notes 13 and 19.
                                                                     (continued)

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
                                                 ========      ========      ========      ========      ========      ========

*Restated - see notes 13 and 19.
                                                                     (continued)

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
                                              ========   ========    ========    ========     ========     ========     ========


                                                                          Unrealized
                                                                            holding                     Treasury
                                                           Cumulative        gains                     stock and
                                                            foreign      (losses) for                   common
                                                            currency      available-                   stock held
                                            Additional     translation     for-sale                        by            Total
                                              paid-in      adjustment,    securities,   Accumulated   subsidiaries,  stockholders'
                                              capital      net of taxes   net of taxes    deficit*       at cost        equity*
                                              -------      ------------   ------------  -----------   -------------  -------------
                                               amounts in millions
Balance at December 31, 1996                  $   3,547            26            15         (251)         (314)        4,178

    Net loss                                         --            --            --         (561)           --          (561)
    Issuance of TCI Ventures Group common
      stock in exchange for TCI Group
      common stock after giving effect to
      stock split (note 1)                         (205)           --            --           --            --            --
    Costs associated with TCI Ventures
      Exchange                                       (7)           --            --           --            --            (7)
    Exchange of common stock with an
      officer/director (note 13)                    160            --            --           --          (170)           --
    Issuance of common stock for
      acquisitions and investment                 1,058            --            --           --          (484)          641
    Issuance of Series A TCI Group common
      stock in exchange for Series B TCI
      Group common stock (the "Exchange")
      (note 13)                                     481            --            --           --          (512)           --
    Recognition of fees related to
      Exchange (note 13)                            (11)           --            --           --            --           (11)
    Repurchase of common stock                       --            --            --           --          (529)         (529)
    Cancellation of common stock                    (18)           --            --           --            18            --
    Reclassification to redeemable
      securities of redemption amount of
      common stock subject to put
      obligation                                     (4)           --            --           --            --            (4)
    Gain from issuance of equity by
      equity investee                                66            --            --           --            --            66
    Issuance of common stock upon
      exercise of stock options                       4            --            --           --            --             4
    Issuance of restricted stock granted
      pursuant to stock incentive plan                3            --            --           --            --             4
    Issuance of common stock upon
      conversion of notes and preferred
      stock                                           3            --            --           --            --             7
    Issuance of common stock to
      Tele-Communications, Inc. Employee
      Stock Purchase Plan                             8            --            --           --            --             9
    Accreted dividends on all classes of
      preferred stock                               (42)           --            --           --            --           (42)
    Accreted dividends on all classes of
      preferred stock not subject to
      mandatory redemption requirements              10            --            --           --            --            10
    Payment of preferred stock dividends            (10)           --            --           --            --           (10)
    Foreign currency translation
      adjustment                                     --           (22)           --           --            --           (22)
    Change in unrealized holding gains
      for available-for-sale securities              --            --           759           --            --           759
                                               --------      --------      --------     --------      --------      --------

Balance at December 31, 1997                      5,043             4           774         (812)       (1,991)        4,492
                                               ========      ========      ========     ========      ========      ========

* Restated - see notes 13 and 19.

See accompanying notes to consolidated financial statements.

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 1997, 1996 and 1995

                                                                                 1997**          1996*           1995*
                                                                              ----------      ----------      ----------
                                                                                           amounts in millions
                                                                                               (see note 4)
Cash flows from operating activities:
   Net earnings (loss)                                                        $     (561)            292            (183)
   Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
        Stock compensation                                                           488             (13)             57
        Payments of obligation relating to stock compensation                       (132)             (3)             (9)
        Impairment of intangible assets                                               15              --              --
        Restructuring charges                                                         --              41              17
        Payments of restructuring charges                                            (24)             (8)            (17)
        Depreciation and amortization                                              1,623           1,616           1,372
        Share of losses of affiliates, net                                           930             450             213
        Loss on early extinguishment of debt                                          39              71               6
        Minority interests in earnings (losses) of consolidated
             subsidiaries, net                                                       154              56             (17)
        Gain on sale of stock by subsidiaries and equity investees                  (172)            (12)           (288)
        Gain on disposition of assets                                               (401)         (1,593)            (49)
        Deferred income tax expense (benefit)                                       (275)            233            (161)
        Other noncash charges (credits)                                               10              11             (28)
        Changes in operating assets and liabilities, net of the effect of acquisitions:
             Change in receivables                                                   (53)           (115)            (70)
             Change in inventories                                                    --              (8)             16
             Change in prepaids                                                      (77)            (23)            (86)
             Change in accrued interest                                              (23)             40              45
             Change in other accruals and payables                                   169             243             139
                                                                              ----------      ----------      ----------
              Net cash provided by operating activities                            1,710           1,278             957
                                                                              ----------      ----------      ----------

Cash flows from investing activities:
   Cash paid for acquisitions                                                       (323)           (664)           (488)
   Capital expended for property and equipment                                      (709)         (2,055)         (1,782)
   Proceeds from disposition of assets                                               541             341             166
   Additional investments in and loans to affiliates                                (636)           (778)         (1,135)
   Repayments of loans to affiliates                                                 133             647              18
   Cash received in exchanges                                                         18              66              11
   Other investing activities                                                       (179)            (26)           (134)
                                                                              ----------      ----------      ----------
              Net cash used in investing activities                               (1,155)         (2,469)         (3,344)
                                                                              ----------      ----------      ----------

Cash flows from financing activities:
   Borrowings of debt                                                              2,513           8,163           8,152
   Repayments of debt                                                             (3,036)         (7,969)         (6,567)
   Prepayment penalties                                                              (33)            (60)             --
   Proceeds from issuance of subsidiary common stock and preferred stock             148             223             445
   Proceeds from issuance of common stock                                              5              --             431
   Proceeds from issuance of Trust Preferred Securities                              490             971              --
   Contributions by minority shareholders of subsidiaries                              6             319              --
   Repurchase of common stock                                                       (529)             --              --
   Repurchase of subsidiary common stock                                             (42)             --              --
   Payment of dividends on subsidiary preferred stock and Trust Preferred
      Securities                                                                    (179)            (95)             (6)
   Payment of preferred stock dividends                                              (42)            (35)            (24)
   Other financing activities                                                        (16)             --              --
                                                                              ----------      ----------      ----------
               Net cash provided (used) by financing activities                     (715)          1,517           2,431
                                                                              ----------      ----------      ----------
               Net increase (decrease) in cash and cash equivalents                 (160)            326              44
               Cash and cash equivalents at beginning of year                        444             118              74
                                                                              ----------      ----------      ----------
               Cash and cash equivalents  at end of year                      $      284             444             118
                                                                              ==========      ==========      ==========

*Restated - see note 13.
**Restated - see note 19.
See accompanying notes to consolidated financial statements.

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

                                                                                         Years ended
                                                                                         December 31,
                                                                          ------------------------------------------
                                                                             1997            1996            1995
                                                                          ----------      ----------      ----------
                                                                                       amounts in millions
          Cash paid for acquisitions:
              Fair value of assets acquired                               $   (1,857)         (5,064)         (3,582)
              Liabilities assumed, net of current assets                         720           1,811             445
              Deferred tax liability recorded in acquisitions                    145           1,379           1,083
              Minority interests in equity of acquired entities                   93             113             (49)
              Common stock and preferred stock issued in acquisitions          1,060             457           1,615
              Preferred stock of subsidiaries issued in acquisitions              --             640              --
              TCI common stock and preferred stock held by acquired
                company                                                         (484)             --              --
                                                                          ----------      ----------      ----------
                Cash paid for acquisitions                                $     (323)           (664)           (488)
                                                                          ==========      ==========      ==========

          Cash received in exchanges:
              Aggregate cost basis of assets acquired                     $     (392)           (709)            (10)
              Historical cost of assets exchanged                                399             754              13
              Gain recorded on exchange of assets                                 11              21               8
                                                                          ----------      ----------      ----------
                                                                          $       18              66              11
                                                                          ==========      ==========      ==========

          Costs of distribution agreements                                $      173              --              --
                                                                          ==========      ==========      ==========
          Exchange of consolidated subsidiaries for note receivable
              and equity investments                                      $       --             894              --
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

                                                                      1997                1996
                                                                 --------------      --------------
Pro forma net earnings (loss) attributable to common
    stockholders                                                 $         (608)                256

Pro forma basic net earnings (loss) attributable to common stockholders per common share


      TCI Group Series A and Series B                            $         (.86)              (1.20)
      Liberty Media Group Series A and Series B                  $          .34                2.82
      TCI Ventures Group Series A and Series B                   $         (.47)                 --

Pro forma diluted net earnings (loss) attributable to common stockholders per common and potential common share


      TCI Group Series A and Series B                            $         (.86)              (1.20)
      Liberty Media Group Series A and Series B                  $          .31                2.58
      TCI Ventures Group Series A and Series B                   $         (.47)                 --

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

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(13)     Transactions with Officers and Directors


         On June 16, 1997, (a) the Company issued 30,545,864 shares of TCI Group Series A Stock (which shares are entitled to one vote per share) to the Estate of Bob Magness (the "Magness Estate"), the late founder and former Chairman of the Board of TCI in exchange (the "Exchange") for an equal number of shares of TCI Group Series B Stock (which shares are entitled to ten votes per share) owned by the Magness Estate, (b) the Magness Estate sold (the "Sale") the shares of TCI Group Series A Stock received in the Exchange, together with approximately 1.5 million shares of TCI Group Series A Stock that the Magness Estate previously owned (collectively, the "Option Shares"), to two investment banking firms (the "Investment Bankers") for approximately $530 million (the "Sale Price") and (c) TCI entered into an agreement with the Investment Bankers whereby TCI has the option, but not the obligation, to purchase the Option Shares at any time on or before June 16, 1999 (the "Option Period"). The preceding transactions are referred to collectively as the "June 16 Stock Transaction". During the Option Period, the Company and the Investment Bankers are to settle quarterly any increase or decrease in the market value of the Option Shares. If the market value of the Option Shares exceeds the Investment Bankers' cost, Option Shares with a fair value equal to the difference between the market value and cost will be segregated from the other Option Shares in an account at the Investment Bankers. If the market value of the Option Shares is less than the Investment Bankers' cost, the Company, at its option, will settle such difference with shares of TCI Group Series A Stock or TCI Ventures Group Series A Stock or, subject to certain conditions, with cash or letters of credit. In addition, the Company is required to pay the Investment Bankers a quarterly fee equal to the LIBOR rate plus 1% on the Sale Price, as adjusted for payments made by the Company pursuant to any quarterly settlement with the Investment Bankers. Due to the Company's ability to settle quarterly price fluctuations and fees with shares of TCI Group Series A Stock or TCI Ventures Group Series A Stock, the Company records all amounts received or paid under this arrangement as increases or decreases, respectively, to equity. During the fourth quarter of 1997, the Company repurchased 4,000,000 shares of TCI Group Series A Stock from one of the Investment Bankers for an aggregate cash purchase price of $66 million. Additionally, as a result of the Exchange Offers and certain open market transactions that were completed to obtain the desired weighting of TCI Group Series A Stock and TCI Ventures Group Series A Stock, the Investment Bankers disposed of 4,210,308 shares of TCI Group Series A Stock and acquired 23,407,118 shares (as adjusted for the Ventures Stock Dividend) of TCI Ventures Group Series A Stock during the last half of 1997 such that the Option Shares were comprised of 16,402,082 shares of TCI Group Series A Stock and 23,407,118 shares (as adjusted for the Ventures Stock Dividend) of TCI Ventures Series A Stock at December 31, 1997. At December 31, 1997, the market value of the Option Shares exceeded the Investment Bankers' cost by $325 million. Pursuant to a certain Letter Agreement dated June 16, 1997, between Dr. Malone, TCI's Chairman and Chief Executive Officer, and the Magness Estate, Dr. Malone agreed to waive certain rights of first refusal with respect to shares of Series B TCI Group Stock beneficially owned by the Magness Estate. Such rights of first refusal arise from a letter agreement dated June 17, 1988, among Bob Magness, Kearns-Tribune Corporation and Dr. Malone, pursuant to which Dr. Malone was granted a right of first refusal to acquire any shares of TCI Group Series B Stock which the other parties proposed to sell. As a result of Dr. Malone's rights under such June 17, 1988 letter agreement, such waiver was necessary in order for the Magness Estate to consummate the Exchange and the Sale.

         In consideration for such waiver, TCI granted Dr. Malone the right (the "Malone Right") to acquire from time to time until June 30, 1999, from TCI up to 30,545,864 shares of the Series B TCI Group Stock acquired by TCI from the Magness Estate pursuant to the Exchange. Such acquisition may be made in exchange for either, or any combination of, shares of Series A TCI Group Stock owned by Dr. Malone (exchanged on a one for one basis), or cash in an amount equal to the average closing sale price of the Series B TCI Group Stock for the five trading days preceding the acquisition.

         In connection with certain legal proceedings relative to the probate of the Magness Estate, one or more of Gary Magness and Kim Magness, Bob Magness' sons, Sharon Magness, Bob Magness' surviving second wife and the original personal representatives of the Magness Estate advanced various claims, causes of action, demands, complaints and requests against one or more of the others. In addition, Kim Magness and Gary Magness, in a Complaint And Request To Void Sale Of TCI
         Stock, And For Damages And Surcharge, filed on October 29, 1997 (the "Voiding Action"), advanced various claims relating to the June 16 Stock Transaction against TCI, Dr. Malone and the original personal representatives of the Magness Estate. Among other matters, the Voiding Action challenged the June 16 Stock Transaction on various fiduciary bases and requested recision of such transaction and damages.

         Pursuant to an agreement effective as of January 5, 1998 (the "Settlement Agreement"), TCI, Gary Magness, Kim Magness, Sharon Magness, the Magness Estate, the Estate of Betsy Magness (the first wife of Bob Magness) and Dr. Malone agreed to settle their respective claims against each other relating to the Magness Estate and the June 16 Stock Transaction, in each case without any of those parties admitting any of the claims or allegations against that party (the "Magness Settlement").




                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         In connection with the Magness Settlement, portions of the Exchange and Sale were unwound such that 10,201,041 shares of TCI Group Series A Stock and 11,666,506 shares (as adjusted for the Ventures Stock Dividend) of TCI Ventures Group Series A Stock were returned to TCI as authorized but unissued shares, and the Magness Estate returned to the Investment Bankers the portion of the Sales Price attributable to such returned shares. TCI then issued to the Magness Estate 10,017,145 shares of TCI Group Series B Stock and 12,034,298 shares (as adjusted for the Ventures Stock Dividend) of TCI Ventures Group Series B Stock. In addition, as part of the Magness Settlement, TCI issued 1,339,415 shares of TCI Group Series B Stock to the Estate of Betsy Magness in exchange for an equal number of shares of TCI Group Series A Stock and issued 1,531,834 shares of TCI Ventures Group Series B Stock for an equal number of shares of TCI Ventures Group Series A Stock.

         On February 9, 1998, in connection with the Magness Settlement, TCI entered into a call agreement (the "Malone Call Agreement") with Dr. Malone and Dr. Malone's wife (together with Dr. Malone, the "Malones"), under which the Malones granted to TCI the right to acquire any shares of TCI stock which are entitled to cast more than one vote per share (the "High-Voting Shares") owned by the Malones, which currently consist of an aggregate of approximately 60 million High-Voting Shares upon Dr. Malone's death or upon a contemplated sale of the High-Voting Shares (other than a minimal amount) to third persons. In either such event, TCI has the right to acquire the shares at a maximum price equal to the then relevant market price of shares of "low-voting" Series A Stock plus a ten percent premium. The Malones also agreed that if TCI were ever to be sold to another entity, then the maximum premium that the Malones would receive on their High-Voting Shares would be no greater than a ten percent premium over the price paid for the relevant shares of Series A Stock. TCI paid $150 million to the Malones in consideration of them entering into the Malone Call Agreement.

         Also on February 9, 1998, in connection with the Magness Settlement, certain members of the Magness family, individually, and in certain cases, on behalf of the Estate of Betsy Magness and the Magness Estate (collectively, the "Magness Family") also entered into a call agreement with TCI (with substantially the same terms as the one entered into by the Malones, including a call on the shares owned by the Magness Family upon Dr. Malone's death) (the "Magness Call Agreement") on the Magness Family's aggregate of approximately 49 million High-Voting Shares. The Magness Family was paid $124 million by TCI in consideration of them entering into the Magness Call Agreement. Additionally, on February 9, 1998, the Magness Family entered into a shareholders' agreement (the "Shareholders' Agreement") with the Malones and TCI under which (i) the Magness Family and the Malones agree to consult with each other in connection with matters to be brought to the vote of TCI's shareholders, subject to the proviso that if they cannot mutually agree on how to vote the shares, Dr. Malone has an irrevocable proxy to vote the High-Voting Shares owned by the Magness Family, (ii) the Magness Family may designate a nominee for the Board and Dr. Malone has agreed to vote his High Voting Shares for such nominee and (iii) certain "tag along rights" have been created in favor of the Magness Family and certain "drag along rights" have been created in favor of the Malones. In addition, the Malone Right granted by TCI to Dr. Malone to acquire 30,545,864 shares of TCI Group Series B Stock has been reduced to an option to acquire 14,511,570 shares of TCI Group Series B Stock. Pursuant to the terms of the Shareholders' Agreement, the Magness Family has the right to participate in the reduced Malone Right on a proportionate basis with respect to 12,406,238 shares of the 14,511,570 shares subject to the Malone Right.


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

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         On September 25, 1997, certain subsidiaries of the Company entered into an Asset Contribution Agreement with, among others, Fisher Communications Associates, L.L.C., which is controlled by a director of the Company. On January 15, 1998, pursuant to the agreement, the cable television assets of the applicable cable systems of the Company were contributed to Peak Cablevision in exchange for a 66.7% partnership interest in Peak Cablevision. Additionally, cable television assets of Fisher Communications, L.L.C. were contributed in 1998 in exchange of a 33.3% interest in Peak Cablevision. In connection with the formation of Peak Cablevision, the Company contributed approximately 87,000 customers passing 136,500 homes and Fisher Communications, L.L.C. contributed approximately 27,000 customers, passing 42,100 homes. The Company contributed debt amounting to $93 million and Fisher Communications, L.L.C. contributed debt amounting to $19 million.


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


         On June 10, 1997 (the "IP Phase I Closing Date"), the Company issued 139,513 shares of TCI Group Series B Stock (the "IP I Shares") to the IP Series B Trust I ("Trust"). An executive officer who is also a director of the Company is the trustee of the Trust. The IP I Shares were issued in connection with a partial closing under two Partnership Interest Purchase Agreements both dated as of June 10, 1997 (the "IP-I and IP-III Purchase Agreements"), pursuant to which the Company acquired on the IP Phase I Closing Date (a) a 99.998% limited partnership interest in InterMedia Capital Management III, L.P., (b) a 75% limited partnership interest in InterMedia CM - LP, and (c) a 99.998% limited partnership interest in InterMedia Capital Management, L.P. in exchange for total consideration of the IP I Shares and cash and assumption of current liabilities in an aggregate amount of $6 million. As a result of such transactions the Company increased its direct and indirect ownership of the limited partnership interests of InterMedia Partners, a California limited partnership, from approximately 53.6% to 54.7% and obtained the right to receive an administrative fee from InterMedia Partners and the right to receive a 20% overriding interest on any distributions in excess of the partners' capital contributions. In light of such increased ownership interests and rights and the January 1, 1998 consummation of a transaction in which InterMedia Partners acquired substantially all of the equity interests held by partners other than TCI, the Company retroactively adopted the equity method of accounting for its investment in InterMedia Partners for all periods ended prior to January 1, 1998. On January 1, 1998, the Company began consolidating its investment in InterMedia Partners. The restatement of the Company's financial statements to adopt the equity method of accounting for InterMedia Partners resulted in a $125 million decrease to its investment in Intermedia Partners, a $50 million decrease to its deferred tax liability, and a $75 million increase to its accumulated deficit at December 31, 1996. In addition, such restatement resulted in a $14 million increase to its net earnings in 1996 and a $12 million increase to its net loss in 1995. InterMedia Partners, InterMedia IV and ICM IV are all managed by the same management group. See note 5.


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

         Effective October 2, 1997, @Home entered into a Letter Agreement and Term Sheet with CSC, and it's parent, CSC Parent Corporation ("CSC Parent"), Comcast Corporation ("Comcast"), Cox Enterprises, Inc. ("Cox"), Kleiner, Perkins, Caufield & Byers and TCI (the "CSC Agreement"). In accordance with the provisions of the CSC Agreement, CSC has entered into a Master Distribution Agreement for the distribution of @Home's high speed residential consumer Internet access services on substantially the same terms and conditions as agreements previously entered into with TCI, Comcast and Cox. In connection with the CSC Agreement, @Home issued to CSC warrants to purchase an aggregate of 10,946,936 shares of @Home's Series A Common Stock at an exercise price of $.50 per share. Of these warrants, warrants to purchase 10,231,298 of such shares were exercisable as of March 4, 1998, subject to the receipt of all necessary governmental consents or approvals, and the balance will become exercisable as and to the extent certain Connecticut cable television systems are transferred from TCI and its controlled affiliates to CSC, CSC's parent or their controlled affiliates. Following the exercise of all of CSC's warrants, the Company's equity interest and voting power in @Home will decrease to approximately 36% and 69%, respectively. See note 19.

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
                                  ==========      ==========      ==========

         Income tax benefit (expense) differs from the amounts computed by applying the federal income tax rate of 35% as a result of the following:

                                                               Years ended December 31,
                                                      -------------------------------------------
                                                          1997            1996            1995
                                                      ------------     ----------      ----------
                                                                   amounts in millions
Computed "expected" tax benefit (expense)             $      278            (197)            109
Amortization not deductible for tax purposes                 (27)            (22)            (25)
Minority interest in losses (earnings) of
    consolidated subsidiaries                                 27              (3)              9
Gain on sale of subsidiary stock                              21              --              43
State and local income taxes, net of federal
    income tax benefit                                        (5)            (50)             (3)
Increase in valuation allowance                              (26)            (24)             --
Other                                                        (34)             25              (5)
                                                      ----------      ----------      ----------
                                                      $      234            (271)            128
                                                      ==========      ==========      ==========

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 are presented below:

                                                                                           December 31,
                                                                               ------------------------------------
                                                                                    1997                 1996
                                                                               ---------------      ---------------
                                                                                         amounts in millions
           Deferred tax assets:
               Net operating loss carryforwards                                $           920                  721
                 Less - valuation allowance                                               (183)                (150)
               Investment tax credit carryforwards                                         117                  118
                 Less - valuation allowance                                                (41)                 (41)
               Alternative minimum tax credit carryforwards                                 95                   95
               Investments in affiliates, due principally to losses of
                 affiliates recognized for financial statement purposes in
                 excess of losses recognized for income tax purposes                       175                  282
               Future deductible amount attributable to accrued
                 stock appreciation rights and deferred compensation                       132                   24
               Future deductible amounts principally due to
                 non-deductible accruals                                                   150                   55
               Other                                                                         5                   --
                                                                               ---------------      ---------------
                    Net deferred tax assets                                              1,370                1,104
                                                                               ---------------      ---------------

           Deferred tax liabilities:
               Property and equipment, principally due to
                 differences in depreciation                                             1,295                1,193
               Franchise costs, principally due to differences in
                 amortization                                                            4,354                4,676
               Investment in affiliates, due principally to
                 undistributed earnings of affiliates                                    1,552                  917
               Intangible assets, principally due to differences in
                 amortization                                                                9                   36
               Leases capitalized for tax purposes                                           4                   90
               Other                                                                       264                  154
                                                                               ---------------      ---------------
                    Total gross deferred tax liabilities                                 7,478                7,066
                                                                               ---------------      ---------------
                    Net deferred tax liability                                 $         6,108                5,962
                                                                               ===============      ===============

         The valuation allowance for deferred tax assets as of December 31, 1997 and 1996 was $224 million and $191 million, respectively.

         At December 31, 1997, the Company had net operating loss carryforwards for income tax purposes aggregating approximately $2,021 million of which, if not utilized to reduce taxable income in future periods, $136 million expires in 2003, $117 million in 2004, $355 million in 2005, $288 million in 2006, $138 million in 2009, $167 million in 2010, $285 million in 2011 and $544 million in 2012. Certain subsidiaries of the Company had additional net operating loss carryforwards for income tax purposes aggregating approximately $233 million and these net operating losses are subject to certain rules limiting their usage.

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


         The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on a measure of operating cash flow (defined as operating income before depreciation, amortization, stock compensation and other non-cash charges). Operating cash flow is a measure of value and borrowing capacity within the cable television industry and is not intended to be a substitute for cash flow provided by operating activities, a measure of performance prepared in accordance with generally accepted accounting principles, and should not be relied upon as such. The Company generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.


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


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         The Company utilizes the following information for purposes of making decisions about allocating resources to a segment and assessing a segment's performance:

                                                  Domestic cable     Domestic
                                                 & communications   programming          All
                                                     services         services          other           Total
                                                 ----------------   -----------        -------        --------
                                                                      amounts in millions
         Year ended December 31, 1997:
         -----------------------------
         Revenues from external customers
             including intersegment revenue        $    6,429            374             969           7,772
         Intersegment revenue                              --            173              29             202
         Segment operating cash flow                    2,766             55             154           2,975

         Year ended December 31, 1996:
         -----------------------------
         Revenues from external customers
             including intersegment revenue        $    5,881          1,339             926           8,146
         Intersegment revenue                              --            107              17             124
         Segment operating cash flow                    2,016            164              96           2,276

         Year ended December 31, 1995:
         -----------------------------
         Revenues from external customers
             including intersegment revenue        $    4,827          1,441             326           6,594
         Intersegment revenue                              --             80               8              88
         Segment operating cash flow                    1,925             16              47           1,988

         As of December 31, 1997
         -----------------------
         Segment assets                            $   23,578          5,039           3,944          32,561
         Investment in equity method investees            414            524           2,098           3,036
         Expenditures for segment assets                  538              4             167             709

         As of December 31, 1996
         -----------------------
         Segment assets                            $   22,819          3,059           4,260          30,138
         Investment in equity method investees            361            545           2,069           2,975
         Expenditures for segment assets                1,834             12             209           2,055


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
                                                               ==========      ==========      ==========

         Operating Cash Flow to Earnings (Loss) Before
         ---------------------------------------------
              Income Tax
              ----------
         Total operating cash flow for reportable segments     $    2,821           2,180           1,941
         Other operating cash flow                                    154              96              47
         Other items excluded from operating cash flow:
                  Depreciation                                     (1,077)         (1,093)           (899)
                  Amortization                                       (546)           (523)           (473)
                  Stock compensation                                 (488)             13             (57)
                  Impairment of intangible assets                     (15)             --              --
                  Restructuring charges                                --             (41)            (17)
                  Interest expense                                 (1,160)         (1,096)         (1,010)
                  Interest and dividend income                         88              64              52
                  Share of losses of affiliates, net                 (930)           (450)           (213)
                  Loss on early extinguishment of debt                (39)            (71)             (6)
                  Minority interest in losses (earnings)             (154)            (56)             17
                  Gain on sale of stock by subsidiary and
                     equity investee                                  172              12             288
                  Gain on disposition of assets                       401           1,593              49
                  Other, net                                          (22)            (65)            (30)
                                                               ----------      ----------      ----------
                     Earnings (loss) before income taxes       $     (795)            563            (311)
                                                               ==========      ==========      ==========


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                                                    As of December 31,
                                                               --------------------------
                                                                  1997             1996
                                                               ----------      ----------
                                                                  amounts in millions
         Assets
         ------
         Total assets for reportable segments                  $   28,617          25,878
         Other segment assets                                       3,944           4,260
         Consolidating and eliminating adjustments                    (74)             31
                                                               ----------      ----------
                  Consolidated total                           $   32,487          30,169
                                                               ----------      ==========

         Other Significant Items
         -----------------------
         Equity method investments for reportable segments     $      938             906
         Other equity method investments                            2,098           2,069
         Consolidating and eliminating adjustments                     12              10
                                                               ----------      ----------
                  Consolidated equity method investments       $    3,048           2,985
                                                               ==========      ==========

         Expenditures for reportable segment assets            $      542           1,846
         Other asset expenditures                                     167             209
                                                               ----------      ----------
                  Consolidated total asset expenditures        $      709           2,055
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

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(18)     Quarterly Financial Information (Unaudited)

                                                                           1st          2nd           3rd           4th
                                                                         Quarter      Quarter       Quarter       Quarter
                                                                         -------      -------       -------       -------
                                                                                         amounts in millions,
                                                                                        except per share data
           1997:
           -----
             Revenue                                                     $  1,827        1,887        1,934        1,922
                                                                         ========     ========     ========     ========
             Operating income                                            $    349          253          222           25
                                                                         ========     ========     ========     ========
             Net loss                                                    $    (58)        (154)         (22)        (327)
                                                                         ========     ========     ========     ========
             Basic earnings (loss) attributable to common
               stockholders per common share:

                   TCI Group Stock                                       $   (.12)        (.25)        (.34)        (.11)
                                                                         ========     ========     ========     ========
                   Liberty Group Stock (a)                               $    .04          .02          .44         (.17)
                                                                         ========     ========     ========     ========
                   TCI Ventures Group Stock (b)                          $     --           --          .07         (.54)
                                                                         ========     ========     ========     ========

             Diluted earnings (loss) attributable to common
               stockholders per common and potential common share:

                   TCI Group Stock                                       $   (.12)        (.25)        (.34)        (.11)
                                                                         ========     ========     ========     ========
                   Liberty Group Stock (a)                               $    .04          .01          .40         (.17)
                                                                         ========     ========     ========     ========
                   TCI Ventures Group Stock(b)                           $     --           --          .07         (.54)
                                                                         ========     ========     ========     ========

           1996:
           -----
             Revenue                                                     $  1,861        1,948        2,058        2,155
                                                                         ========     ========     ========     ========
             Operating income                                            $    172          169          220           71
                                                                         ========     ========     ========     ========
             Net earnings (loss):
                As previously reported                                   $   (121)        (187)        (138)         724
                Adjustment to adopt equity  method of
                  accounting for investee                                      (2)          (2)          20           (2)
                                                                         --------     --------     --------     --------
                As adjusted                                              $   (123)        (189)        (118)         722
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


(19)     Restatement Associated with Costs of Distribution Agreements

         The Company has restated its consolidated financial statements to record non-cash costs of certain distribution agreements as assets to be amortized over the exclusivity periods set forth in the respective distribution agreements. Such non-cash costs had originally been expensed in the period that the underlying warrants had become exercisable. This restatement resulted in a $164 million increase to other assets and a $99 million increase to minority interests in consolidated subsidiaries at December 31, 1997. In addition, the restatement resulted in a $65 million decrease to net loss and a $.15 decrease to basic and diluted net loss attributable to common stockholders per share of TCI Ventures Group Stock for the year ended December 31, 1997. See note 14.

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


                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


(12)     Transaction with Officers and Directors


         On June 16, 1997, (a) TCI Group issued 30,545,864 shares of TCI Group Series A Stock (which shares are entitled to one vote per share) to the Estate of Bob Magness (the "Magness Estate"), the late founder and former Chairman of the Board of TCI in exchange (the "Exchange") for an equal number of shares of TCI Group Series B Stock (which shares are entitled to ten votes per share) owned by the Magness Estate, (b) the Magness Estate sold (the "Sale") the shares of TCI Group Series A Stock received in the Exchange, together with approximately 1.5 million shares of TCI Group Series A Stock that the Magness Estate previously owned (collectively, the "Option Shares"), to two investment banking firms (the "Investment Bankers") for approximately $530 million (the "Sale Price") and (c) TCI entered into an agreement with the Investment Bankers whereby TCI has the option, but not the obligation, to purchase the Option Shares at any time on or before June 16, 1999 (the "Option Period"). The preceding transactions are referred to collectively as the "June 16 Stock Transaction". During the Option Period, TCI Group and the Investment Bankers are to settle quarterly any increase or decrease in the market value of the Option Shares. If the market value of the Option Shares exceeds the Investment Bankers' cost, Option Shares with a fair value equal to the difference between the market value and cost will be segregated from the other Option Shares in an account at the Investment Bankers. If the market value of the Option Shares is less than the Investment Bankers' cost, TCI Group, at its option, will settle such difference with shares of TCI Group Series A Stock or TCI Ventures Group Series A Stock or, subject to certain conditions, with cash or letters of credit. In addition, TCI Group is required to pay the Investment Bankers a quarterly fee equal to the LIBOR rate plus 1% on the Sale Price, as adjusted for payments made by TCI Group pursuant to any quarterly settlement with the Investment Bankers. Due to TCI Group's ability to settle quarterly price fluctuations and fees with shares of TCI Group Series A Stock or TCI Ventures Group Series A Stock, TCI Group records all amounts received or paid under this arrangement as increases or decreases, respectively, to equity. During the fourth quarter of 1997, TCI Group repurchased 4,000,000 shares of TCI Group Series A Stock from one of the Investment Bankers for an aggregate cash purchase price of $66 million. Additionally, as a result of the Exchange Offers and certain open market transactions that were completed to obtain the desired weighting of TCI Group Series A Stock and TCI Ventures Group Series A Stock, the Investment Bankers disposed of 4,210,308 shares of TCI Group Series A Stock and acquired 23,407,118 shares (as adjusted for the Ventures Stock Dividend) of TCI Ventures Group Series A Stock during the last half of 1997 such that the Option Shares were comprised of 16,402,082 shares of TCI Group Series A Stock and 23,407,118 shares (as adjusted for the Ventures Stock Dividend) of TCI Ventures Series A Stock at December 31, 1997. At December 31, 1997, the market value of the Option Shares exceeded the Investment Bankers' cost by $325 million. Pursuant to a certain Letter Agreement, dated June 16, 1997, between Dr. Malone, TCI's Chairman and Chief Executive Officer, and the Magness Estate, Dr. Malone agreed to waive certain rights of first refusal with respect to shares of Series B TCI Group Stock beneficially owned by the Magness Estate. Such rights of first refusal arise from a letter agreement, dated June 17, 1988, among Bob Magness, Kearns-Tribune Corporation and Dr. Malone, pursuant to which Dr. Malone was granted a right of first refusal to acquire any shares of TCI Group Series B Stock which the other parties proposed to sell. As a result of Dr. Malone's rights under such June 17, 1988 letter agreement, such waiver was necessary in order for the Magness Estate to consummate the Exchange and the Sale.

         In consideration for such waiver, TCI Group granted Dr. Malone the right (the "Malone Right") to acquire from time to time until June 30, 1999, from TCI Group up to 30,545,864 shares of the Series B TCI Group Stock acquired by TCI Group from the Magness Estate pursuant to the Exchange. Such acquisition may be made in exchange for either, or any combination of, shares of Series A TCI Group Stock owned by Dr. Malone (exchanged on a one for one basis), or cash in an amount equal to the average closing sale price of the Series B TCI Group Stock for the five trading days preceding the acquisition.

         In connection with certain legal proceedings relative to the probate of the Magness Estate, one or more of Gary Magness and Kim Magness, Bob Magness' sons, Sharon Magness, Bob Magness' surviving second wife and the original personal representatives of the Magness Estate advanced various claims, causes of action, demands, complaints and requests against one or more of the others. In addition, Kim Magness and Gary Magness, in a Complaint And Request To Void Sale Of TCI Stock, And For Damages And Surcharge, filed on October 29, 1997 (the "Voting
         Action"), advanced various claims relating to the June 16 Stock Transaction against TCI Group, Dr. Malone and the original personal representatives of the Magness Estate. Among other matters, the Voiding Action challenged the June 16 Stock Transaction on various fiduciary bases and requested recision of such transaction and damages.

         Pursuant to an agreement effective as of January 5, 1998 (the "Settlement Agreement"), TCI Group, Gary Magness, Kim Magness, Sharon Magness, the Magness Estate, the Estate of Betsy Magness (the first wife of Bob Magness) and Dr. Malone agreed to settle their respective claims against each other relating to the Magness Estate and the June 16 Stock Transaction, in each case without any of those parties admitting any of the claims or allegations against that party (the "Magness Settlement").


                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         In connection with the Magness Settlement, portions of the Exchange and Sale were unwound such that 10,201,041 shares of TCI Group Series A Stock and 11,666,506 shares (as adjusted for the Ventures Stock Dividend) of TCI Ventures Group Series A Stock were returned to TCI as authorized but unissued shares, and the Magness Estate returned to the Investment Bankers the portion of the Sales Price attributable to such returned shares. TCI then issued to the Magness Estate 10,017,145 shares of TCI Group Series B Stock and 12,034,298 shares (as adjusted for the Ventures Stock Dividend) of TCI Ventures Series B Stock. In addition, as part of the Magness Settlement, TCI Group issued 1,339,415 shares of TCI Group Series B Stock to the Estate of Betsy Magness in exchange for an equal number of shares of TCI Group Series A Stock and issued 1,531,834 shares of TCI Ventures Group Series B Stock for an equal number of shares of TCI Ventures Group Series A Stock.



         On February 9, 1998, in connection with the Magness Settlement, TCI Group entered into a call agreement (the "Malone Call Agreement") with Dr. Malone, and Dr. Malone's wife (together with Dr. Malone, the "Malones"), under which the Malones granted to TCI Group the right to acquire any shares of TCI stock which are entitled to cast more than one vote per share (the "High-Voting Shares") owned by the Malones, which), currently consist of an aggregate of approximately 60 million High-Voting Shares upon Dr. Malone's death or upon a contemplated sale of the High-Voting Shares (other than a minimal amount) to third persons. In either such event, TCI Group has the right to acquire the shares at a maximum price equal to the then relevant market price of shares of "low-voting" Series A Stock plus a ten percent premium. The Malones also agreed that if TCI were ever to be sold to another entity, then the maximum premium that the Malones would receive on their High-Voting Shares would be no greater than a ten percent premium over the price paid for the relevant shares of Series A Stock. TCI paid $150 million to the Malones in consideration of them entering into the Malone Call Agreement.



         Also, on February 9, 1998, in connection with the Magness Settlement, certain members of the Magness family, individually and in certain cases, on behalf of the Estate of Betsy Magness and the Magness Estate (collectively, the "Magness Family") also entered into a call agreement with TCI (with substantially the same terms as the one entered into by the Malones, including a call on the shares owned by the Magness Family upon Dr. Malone's death) (the "Magness Call Agreement") on the Magness Family's aggregate of approximately 49 million High-Voting Shares. The Magness Family was paid $124 million by TCI Group in consideration of them entering into the Magness Call Agreement. Additionally, on February 9, 1998, the Magness Family entered into a shareholders' agreement (the "Shareholders' Agreement") with the Malones and TCI under which (i) the Magness Family and the Malones agree to consult with each other in connection with matters to be brought to the vote of TCI's shareholders, subject to the proviso that if they cannot mutually agree on how to vote the shares, Dr. Malone has an irrevocable proxy to vote the High-Voting Shares owned by the Magness Family, (ii) the Magness Family may designate a nominee for TCI's Board of Directors and Dr. Malone has agreed to vote his High Voting Shares for such nominee and (iii) certain "tag along rights" have been created in favor of the Magness Family and certain "drag along rights" have been created in favor of the Malones. In addition, the Malone Right granted by TCI Group to Dr. Malone to acquire 30,545,864 shares of TCI Group Series B Stock has been reduced to an option to acquire 14,511,570 shares of TCI Group Series B Stock. Pursuant to the terms of the Shareholders' Agreement, the Magness Family has the right to participate in the reduced Malone Right on a proportionate basis with respect to 12,406,238 shares of the 14,511,570 shares subject to the Malone Right.



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


         On September 25, 1997, certain subsidiaries of TCI attributed to TCI Group entered into an Asset Contribution Agreement with, among others, Fisher Communications Associates, L.L.C., which is controlled by a director of TCI. On January 15, 1998, the cable television assets of the applicable cable systems of TCI Group were contributed to Peak Cablevision, LLC ("Peak Cablevision") in exchange for a 66.7% partnership interest in Peak Cablevision. Additionally, cable television assets of Fisher Communications, L.L.C. were contributed in 1998 in exchange for a 33.3% interest in Peak Cablevision. In connection with the formation of Peak Cablevision, TCI Group contributed approximately 87,000 customers passing 136,500 homes and Fisher Communications, L.L.C. contributed approximately 27,000 customers passing 42,100 homes. TCI Group contributed debt amounting to $93 million and Fisher Communications, L.L.C. contributed debt amounting to $19 million.


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


         On June 10, 1997 (the "IP Phase I Closing Date"), TCI issued 139,513 shares of TCI Group Series B Stock (the "IP I Shares") to the IP Series B Trust I ("Trust"). An executive officer who is also a director of TCI is the trustee of the Trust. The IP I Shares were issued in connection with a partial closing under two Partnership Interest Purchase Agreements both dated as of June 10, 1997 (the "IP-I and IP-III Purchase Agreements"), pursuant to which TCI acquired on the IP Phase I Closing Date (a) a 99.998% limited partnership interest in InterMedia Capital Management III, L.P., (b) a 75% limited partnership interest in InterMedia CM - LP, and (c) a 99.998% limited partnership interest in InterMedia Capital Management, L.P. in exchange for total consideration of the IP I Shares and cash and assumption of current liabilities in an aggregate amount of $6 million. As a result of such transactions, TCI Group increased its direct and indirect ownership of the limited partnership interests of InterMedia Partners, a California limited partnership, from approximately 53.6% to 54.7% and obtained the right to receive an administrative fee from InterMedia Partners and the right to receive a 20% overriding interest on any distributions in excess of the partners' capital contributions. In light of such increased ownership interests and rights and the January 1, 1998 consummation of a transaction in which InterMedia Partners acquired substantially all of the equity interests held by partners other than TCI Group, TCI Group retroactively adopted the equity method of accounting for its investment in InterMedia Partners for all periods ended prior to January 1, 1998. On January 1, 1998, TCI Group began consolidating its investment in InterMedia Partners. The restatement of TCI Group's financial statements to adopt the equity method of accounting for InterMedia Partners resulted in a $125 million decrease to its investment in InterMedia Partners, a $50 million decrease to its deferred tax liability and a $75 million increase to its accumulated deficit at December 31, 1996. In addition, such restatement resulted in a $14 million decrease and a $12 million increase to its net loss in 1996 and 1995, respectively. InterMedia Partners, InterMedia IV and ICM IV are all managed by the same management group. See note 5.



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


         On February 9, 1998, in connection with the Magness Settlement, TCI entered into a call agreement (the "Malone Call Agreement") with Dr. John C. Malone, TCI's Chairman and Chief Executive Officer, and Dr. Malone's wife (together with Dr. Malone, the "Malones"), under which the Malones granted to TCI the right to acquire any shares of TCI stock which are entitled to cast more than one vote per share (the "High-Voting Shares") owned by the Malones, which currently consist of an aggregate of approximately 60 million High-Voting Shares upon Dr. Malone's death or upon a contemplated sale of the High-Voting Shares (other than a minimal amount) to third persons. In either such event, TCI has the right to acquire the shares at a maximum price equal to the then relevant market price of shares of Series A Stock plus a ten percent premium. The Malones also agreed that if TCI were ever to be sold to another entity, then the maximum premium that the Malones would receive on their High-Voting Shares would be no greater than a ten percent premium over the price paid for the relevant shares of Series A Stock. TCI paid $150 million to the Malones in consideration for them entering into the Malone Call Agreement.


                                                                     (continued)

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements




         Also on February 9, 1998, in connection with the Magness Settlement, certain members of the Magness family, individually and in certain cases, on behalf of the Estate of Betsy Magness (the first wife of Bob Magness) and the Magness Estate (collectively, the "Magness Family") also entered into a call agreement with TCI (with substantially the same terms as the one entered into by the Malones, including a call on the shares owned by the Magness Family upon Dr. Malone's death) (the "Magness Call Agreement") on the Magness Family's aggregate of approximately 49 million High-Voting Shares. The Magness Family was paid $124 million by TCI in consideration of them entering into the Magness Call Agreement. Additionally, on February 9, 1998, the Magness Family entered into a shareholders' agreement with the Malones and TCI under which (i) the Magness Family and the Malones agreed to consult with each other in connection with matters to be brought to the vote of TCI's shareholders, subject to the proviso that if they cannot mutually agree on how to vote the shares, Dr. Malone has an irrevocable proxy to vote the High-Voting Shares owned by the Magness Family, (ii) the Magness Family may designate a nominee for TCI's Board of Directors and Dr. Malone has agreed to vote his High Voting Shares for such nominee and (iii) certain "tag along rights" have been created in favor of the Magness Family and certain "drag along rights" have been created in favor of the Malones.


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

The accompanying combined financial statements as of December 31, 1997 and for the year then ended have been restated, as described in note 18.

                                             KPMG Peat Marwick LLP

Denver, Colorado
March 20, 1998,
   except for note 18
   which is as of January 6, 1999

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                             Combined Balance Sheets

                           December 31, 1997 and 1996


                                                                                1997*          1996
                                                                                ----           ----
                                                                               amounts in thousands
Assets

Cash and cash equivalents                                                  $   161,495       105,527

Trade and other receivables, net                                                86,856       115,491

Film inventory and other prepaid expenses                                       26,426        85,998

Investments in Sprint Spectrum Holding Company, L.P. and MinorCo, L.P.
    (and their respective predecessor) and PhillieCo, L.P.
    (collectively, the "PCS Ventures"), accounted for under the equity
    method (note 10)                                                           607,333       829,651


Investment in Telewest Communications plc ("Telewest"), accounted for
    under the equity method (note 11)                                          324,417       488,495


Investment in Teleport Communications Group, Inc. ("TCG"), accounted for
    under the equity method, and related receivables (note 12)                 294,851       276,112


Investment in Cablevision S.A. and certain affiliated companies
    ("Cablevision"), accounted for under the equity method (note 5)            239,379            --


Investments in other affiliates, accounted for under the equity method,
    and related receivables (note 13)                                          631,918       474,599


Deferred tax asset (note 16)                                                    85,737            --

Property and equipment, at cost:
      Land                                                                       7,893         7,837
      Distribution systems                                                     851,145       761,191
      Support equipment and buildings                                          116,088       208,294
                                                                           -----------    ----------
                                                                               975,126       977,322
      Less accumulated depreciation                                            265,945       240,322
                                                                           -----------    ----------
                                                                               709,181       737,000
                                                                           -----------    ----------

Franchise costs and other intangible assets (note 9)                           506,107     1,029,842
      Less accumulated amortization                                             85,753       103,631
                                                                           -----------    ----------
                                                                               420,354       926,211
                                                                           -----------    ----------
Other assets, net of amortization                                              355,300       220,619
                                                                           -----------    ----------
                                                                           $ 3,943,247     4,259,703
                                                                           ===========    ==========

                                                                     (continued)

* Restated - see note 18.

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                       Combined Balance Sheets, continued

                           December 31, 1997 and 1996


                                                               1997*          1996
                                                               ----           ----
                                                               amounts in thousands

Liabilities and Combined Equity

Accounts payable                                        $      31,825        71,776

Accrued liabilities                                           109,549       148,962

Customer prepayments                                          133,479       100,670

MultiThematiques Obligation (note 13)                              --        47,902

Capital lease obligations (note 17)                           386,766       199,961

Debt (note 14)                                                408,574       526,254

Deferred income taxes (note 16)                                    --       220,306

Other liabilities                                              18,683        21,477
                                                        -------------     ---------
        Total liabilities                                   1,088,876     1,337,308
                                                        -------------     ---------

Minority interests in equity of attributed subsidiaries       518,739       411,594

Combined equity (notes 6, 13 and 15):
   Combined equity                                          2,280,466     2,646,079
   Cumulative foreign currency translation
     adjustments, net of taxes                                  3,760        26,146
   Unrealized holding gains for available-for-
     sale securities, net of taxes                             29,901        15,077
                                                        -------------     ---------
                                                            2,314,127     2,687,302

   Due to (from) related parties (note 15)                     21,505      (176,501)
                                                        -------------     ---------
        Total combined equity                               2,335,632     2,510,801
                                                        -------------     ---------

Commitments and contingencies
  (notes 7, 9, 10, 13, 15 and 17)
                                                        $   3,943,247     4,259,703
                                                        =============     =========

* Restated - see note 18.

See accompanying notes to combined financial statements.

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                        Combined Statements of Operations

                  Years ended December 31, 1997, 1996 and 1995


                                                          1997*             1996            1995
                                                       -----------      -----------      -----------
                                                                    amounts in thousands,
                                                                  except per share amounts

Revenue (note 15)                                      $   969,194          925,676          325,991

Operating costs and expenses:
    Operating (note 15)                                    551,437          536,457          137,038
    Programming rights provision                              --              8,706             --
    General and administrative (note 15)                   263,119          288,735          142,183
    Impairment of intangible assets                         14,992             --               --
    Stock compensation (note 17)                           142,484           (6,954)           4,614
    Depreciation                                           122,993           90,411           49,125
    Amortization                                            61,118           58,878           25,972
                                                       -----------      -----------      -----------
                                                         1,156,143          976,233          358,932
                                                       -----------      -----------      -----------

          Operating loss                                  (186,949)         (50,557)         (32,941)

Other income (expense):
    Share of losses of the PCS Ventures (note 10)         (493,435)        (133,497)         (33,890)
    Share of losses of Telewest (note 11)                 (145,264)        (109,357)         (70,274)
    Share of losses of TCG (note 12)                       (65,951)         (50,543)         (29,975)
    Share of losses of Cablevision (note 5)                 (3,377)            --               --
    Share of losses of other affiliates (note 13)         (110,826)         (74,941)         (60,951)
    Interest income (note 15)                               14,069           30,040           15,267
    Interest expense                                       (53,717)         (51,128)         (41,730)
    Gain on sale of stock by attributed entities
      (notes 8 and 9)                                       60,233             --            122,660
    Gain on issuance of stock by equity investees
      (notes 11 and 12)                                    111,697           12,668          164,900
    Gain on disposition of assets, net                     116,659           79,575           48,710
    Recognized holding loss for available-for-sale
      securities                                            (1,194)         (59,302)            --
    Minority interests' share of losses (earnings)          (3,133)          28,177          (14,924)
    Foreign currency transaction gains (losses)                224            6,994           (2,649)
    Other, net                                               2,552            3,104           (5,960)
                                                       -----------      -----------      -----------
                                                          (571,463)        (318,210)          91,184
                                                       -----------      -----------      -----------

          Earnings (loss) before income taxes             (758,412)        (368,767)          58,243

Income tax benefit (note 16)                               222,684          110,345            1,797
                                                       -----------      -----------      -----------

          Net earnings (loss)                          $  (535,728)        (258,422)          60,040
                                                       ===========      ===========      ===========

Basic and diluted loss attributable to common
  stockholders per common share  subsequent to
  TCI Ventures Exchange (notes 1 and 3)                $      (.47)
                                                       ===========


* Restated - see note 18.

See accompanying notes to combined financial statements.

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)


                          Statements of Combined Equity

                  Years ended December 31, 1997, 1996 and 1995


                                                                                      Unrealized
                                                                   Cumulative          holding
                                                                    foreign           gains for
                                                                    currency          available-        Due to
                                                                   translation         for-sale         (from)           Total
                                                  Combined         adjustment,        securities,       related         combined
                                                   equity*         net of taxes      net of taxes       parties         equity*
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
                                                ===========      ===========      ===========      ===========      ===========


* Restated - see note 18.
                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                    Statements of Combined Equity, continued

                  Years ended December 31, 1997, 1996 and 1995


                                                                                    Unrealized
                                                                   Cumulative        holding
                                                                    foreign         gains for
                                                                   currency         available-      Due to
                                                                  translation        for-sale        (from)            Total
                                                  Combined        adjustment,       securities,      related          combined
                                                   equity*        net of taxes     net of taxes      parties          equity*
                                                   ------         ------------     ------------      -------          ------
                                                                                 amounts in thousands

Balance at December 31, 1996                   $ 2,646,079           26,146           15,077        (176,501)       2,510,801
   Net loss                                       (535,728)            --               --              --           (535,728)
   Foreign currency translation
     adjustment                                       --            (22,386)            --              --            (22,386)
   Change in unrealized holding gains for
     available-for-sale securities                    --               --             14,824            --             14,824
   Gain in connection with the
     issuance of ordinary shares by
     Flextech (note 13)                             66,392             --               --              --             66,392
   Repurchases of common stock                      (3,663)            --               --              --             (3,663)
   Adjustment due to gain deferred by
     related party, net of tax (note 15)            30,253             --               --              --             30,253
   Repayment of amounts on loan to TCI                --               --               --            87,794           87,794
   Interest income on loan to TCI                     --               --               --            (5,782)          (5,782)
   Stock compensation                               68,410             --               --            74,074          142,484
   Payments of stock compensation                  (31,706)            --               --           (12,026)         (43,732)
   Revenue from related parties                    (24,508)            --               --           (41,863)         (66,371)
   Operating costs to related parties               22,961             --               --            19,832           42,793
   Corporate general and administrative
     cost allocations                                5,899             --               --             4,366           10,265
   Intergroup tax allocation                      (192,613)            --               --            33,547         (159,066)
   Other intergroup transfers                      228,690             --               --            38,064          266,754
                                               -----------      -----------      -----------     -----------      -----------

Balance at December 31, 1997                   $ 2,280,466            3,760           29,901          21,505        2,335,632
                                               ===========      ===========      ===========     ===========      ===========

* Restated - see note 18

See accompanying notes to combined financial statements.

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)


                        Combined Statements of Cash Flows

                  Years ended December 31, 1997, 1996 and 1995


                                                         1997*            1996             1995
                                                         ----             ----             ----
                                                                   amounts in thousands
                                                                       (see note 4)

Cash flows from operating activities:
   Net earnings (loss)                                   $(535,728)      (258,422)        60,040
   Adjustments to reconcile net earnings (loss) to
     net cash provided by operating activities:
        Depreciation and amortization                      184,111        149,289         75,097
        Programming rights provision                          --            8,706           --
        Impairment of intangible assets                     14,992           --             --
        Stock compensation                                 142,484         (6,954)         4,614
        Payment of obligation relating to stock
          compensation                                     (43,732)          --           (3,270)
        Share of losses of affiliates, net                 818,853        368,338        195,090
        Gain on sale of stock by attributed entities       (60,233)          --         (122,660)
        Gain on issuance of stock by equity
          investees                                       (111,697)       (12,668)      (164,900)
        Gain on disposition of assets                     (116,659)       (79,575)       (48,710)
        Recognized holding loss for available-
          for-sale securities                                1,194         59,302           --
        Minority interests' share of earnings
          (losses), net                                      3,133        (28,177)        14,924
        Unrealized foreign currency transaction
          losses (gains)                                    (2,151)        (6,287)         1,761
        Accretion of discount on MultiThematiques
          Obligation                                         2,911          5,751            271
        Other noncash charges (credits)                       --            6,445         (1,259)
        Deferred income tax expense (benefit)              (75,607)       (71,643)        45,063
        Intergroup tax allocation                         (159,066)       (52,660)       (55,941)
        Changes in operating assets and liabilities,
          net of the effect of acquisitions and the
          deconsolidation of Flextech and
          Cablevision:
             Change in receivables                            (953)       (13,394)        (4,147)
             Change in film inventory and other
               prepaid expenses                             (7,585)       (16,667)       (31,199)
             Change in payables, accruals, customer
               prepayments and other liabilities            36,191         34,471         42,124
                                                         ---------      ---------      ---------

                 Net cash provided by operating
                  activities                             $  90,458         85,855          6,898
                                                         ---------      ---------      ---------

* Restated - see note 18.


                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                  Combined Statements of Cash Flows, continued

                  Years ended December 31, 1997, 1996 and 1995


                                                               1997*           1996           1995
                                                               ----            ----           ----
                                                                     amounts in thousands
                                                                         (see note 3)

Cash flows from investing activities:
   Effect of the deconsolidation of Flextech and
      Cablevision on cash and cash equivalents             $  (39,097)           --              --
   Investments in and loans to affiliates                    (548,898)       (473,102)     (1,040,896)
   Purchase of marketable equity securities, net              (54,966)        (26,583)           --
   Cash paid for acquisitions, net                            (38,421)       (108,790)       (189,752)
   Capital expended for property and equipment               (164,767)       (209,378)       (141,569)
   Cash paid to purchase minority interests                      --            (4,636)        (24,735)
   Proceeds from dispositions of assets                       301,760         142,854          99,335
   Proceeds from repayment of loans by affiliates             118,857          21,628          12,062
   Other, net                                                  (3,697)          3,304         (47,931)
                                                           ----------      ----------      ----------
                 Net cash used in investing activities       (429,229)       (654,703)     (1,333,486)
                                                           ----------      ----------      ----------

Cash flows from financing activities:
   Borrowings of debt                                         224,701         191,219         314,815
   Repayments of debt and capital lease
     obligations                                             (248,253)       (294,265)       (315,958)
   Repurchase of common stock by attributed
     entity                                                   (42,014)           --              --
   Repurchase of common stock                                  (3,663)           --              --
   Issuance of debentures                                        --           345,000            --
   Loan to TCI ("TCI Note Receivable")                       (102,000)       (336,375)           --
   Repayments received on TCI Note Receivable                 189,794         159,874            --
   Net proceeds from issuance of common stock
     of attributed entities                                    99,868           9,990         301,343
   Proceeds from issuance of preferred stock                   48,147            --              --
   Proceeds from issuance of shares by Flextech                  --              --            74,779
   Payment of deferred financing costs                           (950)         (9,524)         (2,105)
   Increase to combined equity                                210,168         457,954       1,081,757
   Change in amounts due from related parties                  14,617            --              --
   Contributions from minority interest owners                  4,324           4,822            --
   Other, net                                                    --              --             8,707
                                                           ----------      ----------      ----------
                 Net cash provided by financing
                    activities                                394,739         528,695       1,463,338
                                                           ----------      ----------      ----------
Effect of exchange rate changes on cash                          --             3,926          (3,142)
                                                           ----------      ----------      ----------
                 Net increase (decrease) in cash and
                    cash equivalents                           55,968         (36,227)        133,608

                 Cash and cash equivalents:
                    Beginning of year                         105,527         141,754           8,146
                                                           ----------      ----------      ----------

                    End of year                            $  161,495      $  105,527         141,754
                                                           ==========      ==========      ==========

* Restated - see note 18.



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

         The net cash paid by the TCI Ventures Group for acquisitions is as follows:


                                                     Years ended December 31,
                                                 ---------------------------------
                                                 1997         1996            1995
                                                 ----         ----            ----
                                                      amounts in thousands
Fair value of assets acquired                 $(75,171)     (632,768)     (589,193)
Issuance of notes payable                         --          51,727        86,755
Liabilities assumed (including deferred
  income tax liabilities of $36.6 million
  and $177.7 million in 1996 and
  1995, respectively), net of current
  assets                                        35,235       151,273       310,022
Increase in minority interests in equity
  of subsidiaries due to issuance of
  shares by Flextech                              --          43,223          --
Minority interest in equity of
  acquired entity                                1,515        81,751         2,664
Increase in combined equity due to TCI
  Group's issuance of preferred stock in
  connection with acquisition by TCI
  Ventures Group                                  --         196,004          --
                                              --------      --------      --------

      Cash paid for acquisitions              $(38,421)     (108,790)     (189,752)
                                              ========      ========      ========

Property and equipment purchased
  under capital leases                        $175,833        63,656        77,076
                                              ========      ========      ========

Costs of distribution
  agreements                                  $172,591          --             --
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

         Effective October 2, 1997, @Home entered into an exclusive distribution agreement with Cablevision Systems Corporation ("CSC") and issued to CSC warrants to purchase 10,946,936 shares of @Home's Series A common stock at an exercise price of $.50 per share. Of these warrants, warrants to purchase 10,231,298 shares were exercisable as of March 4, 1998, subject to the receipt of all necessary governmental consents or approvals and the balance will become exercisable as and to the extent certain Connecticut cable television systems are transferred from TCI and its controlled affiliates to CSC, CSC's parent or their controlled affiliates. Following the exercise of all of CSC's warrants, TCI Ventures Group's equity interest and voting power in @Home will decrease to approximately 36% and 69%, respectively. See note 18.


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



                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         On February 9, 1998, in connection with the Magness Settlement, TCI, entered into a call agreement (the "Malone Call Agreement") with Dr. John C. Malone, TCI's Chairman and Chief Executive Office, and Dr. Malone's wife (together with Dr. Malone, the "Malones"), under which the Malones grant to TCI the right to acquire any shares of TCI stock which are entitled to cast more than one vote per share (the "High-Voting Shares") owned by the Malones, which currently consist of an aggregate of approximately 60 million High-Voting Shares upon Dr. Malone's death or upon a contemplated sale of the High-Voting Shares (other than a minimal amount) to third persons. In either such event, TCI has the right to acquire the shares at a maximum price equal to the then relevant market price of shares of "low-voting" Series A Stock plus a ten percent premium. The Malones also agreed that if TCI were ever to be sold to another entity, then the maximum premium that the Malones would receive on their High-Voting Shares would be no greater than a ten percent premium over the price paid for the relevant shares of Series A Stock. TCI paid $150 million to the Malones in consideration of them entering into the Malone Call Agreement.

         Also on February 9, 1998, in connection with the Magness Settlement, certain members of the Magness family, individually and in certain cases, on behalf of the Estate of Betsy Magness (the first wife of Bob Magness) and the Magness Estate (collectively, the "Magness Family") also entered into a call agreement with TCI (with substantially the same terms as the one entered into by the Malones, including a call on the shares owned by the Magness Family upon Dr. Malone's death) (the "Magness Call Agreement") on the Magness Family's aggregate of approximately 49 million High-Voting Shares. The Magness Family was paid $124 million by TCI in consideration of them entering into the Magness Call Agreement. Additionally, on February 9, 1998, the Magness Family entered into a shareholders' agreement with the Malones and TCI under which (i) the Magness Family and the Malones agree to consult with each other in connection with matters to be brought to the vote of TCI's shareholders, subject to the proviso that if they cannot mutually agree on how to vote the shares, Dr. Malone has an irrevocable proxy to vote the High-Voting Shares owned by the Magness Family, (ii) the Magness Family may designate a nominee for TCI's Board of Directors and Dr. Malone has agreed to vote his High Voting Shares for such nominee and (iii) certain "tag along rights" have been created in favor of the Magness Family and certain "drag along rights" have been created in favor of the Malones.



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



                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

         Income tax benefit (expense) attributable to the TCI Ventures Group's pre-tax earnings (loss) differs from the amounts computed by applying the U.S. federal income tax rate of 35%, as a result of the following:


                                                            Years ended December 31,
                                                       ---------------------------------------
                                                          1997           1996           1995
                                                       ---------      ---------      ---------
                                                                amounts in thousands
Computed "expected" tax benefit
   (expense)                                           $ 265,444        129,069        (20,385)
Effect of foreign tax rate differential on
   earnings of foreign subsidiary                            772          1,051          4,516
Minority interest in earnings
   of attributed subsidiaries                              2,695          4,657         (8,130)
Increase in valuation allowance                          (26,146)       (23,552)        (7,935)
Adjustment to deferred tax assets and
   liabilities for enacted change in foreign
   income tax rate                                          --             (952)          --
Amortization not deductible for tax
   purposes                                               (7,835)        (6,232)        (5,150)
Gain of sale of subsidiary stock                          21,000           --           42,931
Effect of deconsolidations on deferred tax
   expenses                                              (11,549)          --             --
State taxes, net of federal tax effect                   (10,206)         1,116         (1,743)
Other, net                                               (11,491)         5,188         (2,307)
                                                       ---------      ---------      ---------
                                                       $ 222,684        110,345          1,797
                                                       =========      =========      =========

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 are presented below:


                                                                               December 31,
                                                                        ------------------------
                                                                           1997           1996
                                                                        ---------      ---------
                                                                          amounts in thousands
Deferred tax assets:
  Net operating loss carryforwards                                      $ 176,826         98,633
  Less-valuation allowance                                                (33,731)       (62,288)
  Investments in affiliates, due principally
      to losses of affiliates recognized for
      financial statement purposes in excess of
      losses recognized for tax purposes                                     --           35,556
  Future deductible amount attributable to
      accrued stock appreciation rights and
      deferred compensation                                                29,770          1,622
  Future deductible amounts, principally
      due to accruals not currently deductible                             12,499         14,110
  Other                                                                      --             --
                                                                        ---------      ---------

                  Net deferred tax assets                                 185,364         87,633
                                                                        ---------      ---------

Deferred tax liabilities:
  Property and equipment, principally
      due to differences in depreciation                                  (16,621)       (91,626)
  Franchise costs, not deductible for income tax
      purposes                                                             (6,285)      (188,635)
  Foreign currency translation adjustments
      included in equity but not recognized for
      income tax purposes                                                  (3,036)       (13,328)
  Unrecognized gain on sale of assets                                        --          (14,128)
  Investments in affiliates, due principally to
      losses of affiliates recognized for tax in
      excess of losses recognized for financial
      statement purposes                                                  (70,440)          --
  Other                                                                    (3,245)          (222)
                                                                        ---------      ---------

            Total gross deferred tax liabilities                          (99,627)      (307,939)
                                                                        ---------      ---------

                  Net deferred tax asset (liability)                    $  85,737       (220,306)
                                                                        =========      =========

         The valuation allowance relates principally to deferred tax assets arising from net operating loss carryforwards of @Home. Management considers it more likely than not that TCI Ventures Group will realize the full amount of its other net deferred tax assets as a result of certain investments having an estimated fair value in excess of their related tax basis and the availability of potential tax planning strategies that management considers both prudent and feasible.

                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

         At December 31, 1997, the TCI Ventures Group had federal net operating loss carryforwards for income tax purposes aggregating approximately $513 million which, if not utilized to reduce taxable income in future periods, will begin to expire at various dates beginning in the year 2004.

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

  (18)   Restatement Associated with Costs of Distribution Agreements.

         TCI Ventures Group has restated its combined financial statements to record non-cash costs of certain distribution agreements as assets to be amortized over the exclusivity periods set forth in the respective distribution agreements. Such non-cash costs had originally been expensed in the period that the underlying warrants had become exercisable. This restatement resulted in a $164 million increase to other intangible assets and a $99 million increase to minority interests in attributed subsidiaries at December 31, 1997. In addition, the restatement resulted in a $65 million decrease to net loss and a $.15 decrease to basic and diluted net loss attributable to common stockholders per share of TCI Ventures Group Stock for the year ended December 31, 1997. See note 9.

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

            Notes to Consolidated Financial Statements           IV-51 to IV-81

(a) (3)  Exhibits

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

3 - Articles of Incorporation and Bylaws:


      3.1      The Restated Certificate of Incorporation, dated August 4, 1994, as amended on August 4, 1994, August 16, 1994, October 11, 1994, October 21, 1994, January 26, 1995, August 3, 1995,
                 August 3, 1995, January 25, 1996, January 25, 1996, April 7, 1997, August 28, 1997, December 30, 1997 and December 30, 1997.**


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


     10.11     Consulting Agreement, dated as of January 1, 1998, between
                 Tele-Communications International, Inc. and Fred A. Vierra.**


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

     10.32     Form of Non-Qualified Stock Option and Stock Appreciation Rights
                 Agreement for 1995 Grant of Options with tandem stock appreciation rights to purchase Series A TCI Group common stock pursuant to the Tele-Communications, Inc. 1994 Stock Incentive Plan.*
                   Incorporated herein by reference to the Company's Annual
                     Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

     10.33     Form of Non-Qualified Stock Option and Stock Appreciation Rights
                 Agreement for 1995 Grant of Options with tandem stock appreciation rights to purchase Series A Liberty Media Group common stock pursuant to the Tele-Communications, Inc. 1994 Stock Incentive Plan.*
                   Incorporated herein by reference to the Company's Annual
                     Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

                                                                    (continued)

     10.34     Form of Non-Qualified Stock Option and Stock Appreciation Rights
                 Agreement for 1995 Grant of Options with tandem stock appreciation rights to purchase Series A TCI Group common stock pursuant to the Tele-Communications, Inc. 1995 Stock Incentive Plan.*
                     Incorporated herein by reference to the Company's Annual
                       Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

     10.35     Form of Non-Qualified Stock Option and Stock Appreciation Rights
                 Agreement for 1995 Grant of Options with tandem stock appreciation rights to purchase Series A Liberty Media Group common stock pursuant to the Tele-Communications, Inc. 1995 Stock Incentive Plan.*
                     Incorporated herein by reference to the Company's Annual
                       Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

     10.36     Form of Non-Qualified Stock Option and Stock Appreciation Rights
                 Agreement for 1995 Grant of Options with tandem stock appreciation rights to purchase Series A TCI Group common stock pursuant to the Tele-Communications, Inc. 1996 Stock Incentive Plan.*
                     Incorporated herein by reference to the Company's Annual
                       Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

     10.37     Form of Non-Qualified Stock Option and Stock Appreciation Rights
                 Agreement for 1995 Grant of Options with tandem stock appreciation rights to purchase Series A Liberty Media Group common stock pursuant to the Tele-Communications, Inc. 1996 Stock Incentive Plan.*
                     Incorporated herein by reference to the Company's Annual
                       Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).


     10.38     Form of Non-Qualified Stock Option and Stock Appreciation Rights
                 Agreement for 1997 Grant of Options with tandem stock appreciation rights to purchase Series A TCI Group common stock pursuant to the Tele-Communications, Inc. 1996 Stock Incentive Plan.**

     10.39     Form of Non-Qualified Stock Option and Stock Appreciation Rights
                 Agreement for 1997 Grant of Options with tandem stock appreciation rights to purchase Series A TCI Ventures Group common stock pursuant to the Tele-Communications, Inc. 1996 Stock Incentive Plan.**

     10.40     Form of Non-Qualified Stock Option and Stock Appreciation Rights
                 Agreement for 1997 Grant of Options with tandem stock appreciation rights to purchase Series A Liberty Media Group common stock pursuant to the Tele-Communications, Inc. 1996 Stock Incentive Plan.**


     10.41     Form of Restricted Stock Award Agreement for 1997 Award of Series
                 A TCI Group Restricted Stock pursuant to the
                 Tele-Communications, Inc. 1996 Incentive Plan.*

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


     10.75     InterMedia Capital Management, L.P. Agreement of Limited
                 Partnership, dated as of June 10, 1997 and effective as of May 22, 1997, by and between InterMedia Management, Inc., Leo J. Hindery, Jr. and TCI ICM I, Inc.**

     10.76     InterMedia Capital Management III, L.P. Amended and Restated
                 Agreement of Limited Partnership, dated as of June 10, 1997, by and among Leo J. Hindery, Jr., InterMedia Management, Inc. and TCI ICM III, Inc.**


                                                                    (continued)

     10.77     InterMedia Capital Management IV, L.P. Amended and Restated
                 Agreement of Limited Partnership, dated as of August 5, 1997, by and between InterMedia Management, Inc., TCI ICM IV, Inc. and Leo J. Hindery, Jr.**


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


     10.79     Amended and Restated Asset Contribution Agreement, dated
                 September 25, 1997, by and among Fisher Communications Associates, L.L.C. and Tempo Cable, Inc., Communications Services, Inc., TCI Cablevision of Oklahoma, Inc., TCI of Kansas, Inc., Wentronics, Inc., TCI Cablevision of Utah, Inc., TCI Cablevision of Arizona, Inc., Tulsa Cable Television, Inc. and TCI American Cable Holdings III, L.P. and Peak Cablevision, LLC.**

     10.80     Amended and Restated Operating Agreement of Peak Cablevision,
                 LLC, made as of September 25, 1997, by TCI American Cable Holdings III, L.P. and Fisher Communications Associates, L.L.C.**

     10.81     Promissory Note, dated January 15, 1998, between Fisher
                 Communications Associates, L.L.C. and ECP Holdings, Inc.**

     10.82     Promissory Note, dated January 15, 1998, between Fisher
                 Communications Associates, L.L.C. and American Televentures of Minersville, Inc.**

     10.83     Promissory Note, dated January 15, 1998, between Fisher
                 Communications Associates, L.L.C. and TCI Cablevision of Utah, Inc.**

     10.84     Promissory Note, dated January 15, 1998, between Fisher
                 Communications Associates, L.L.C. and Tempo Cable, Inc.**

     10.85     Promissory Note, dated January 15, 1998, between Fisher
                 Communications Associates, L.L.C. and TCI Cablevision of Nevada, Inc.**


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


** Previously filed.

(1) Certain exhibits to agreement have been omitted. A copy of any omitted exhibit or schedule will be furnished supplementally to the Commission upon request.

(b)      Report on Form 8-K filed during the quarter ended December 31, 1997:

              None.

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Tele-Communications, Inc.:

Under date of March 20, 1998 except for note 19 which is as of January 6, 1998, we reported on the consolidated balance sheets of Tele-Communications, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997, which are included in the December 31, 1997 annual report on Form 10-K, as amended. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in note 19 to the consolidated financial statements as of December 31, 1997 and for the year then ended have been restated.


                                                  KPMG Peat Marwick LLP


Denver, Colorado
March 20, 1998, except for
note 19 which is as of
January 6, 1999

                                                                     Schedule I
                                                                     -----------
                                                                     Page 1 of 3


                            TELE-COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                         Condensed Information as to the
                      Financial Position of the Registrant

                           December 31, 1997 and 1996

Assets                                                             1997**     1996*
------                                                            -------    -------
                                                                 amounts in millions
Investments in and advances to consolidated subsidiaries -
  eliminated upon consolidation                                   $ 6,850      6,230

Other assets, at cost, net of amortization                             18         16
                                                                  -------    -------
                                                                  $ 6,868      6,246
                                                                  =======    =======
Liabilities and Stockholders' Equity
------------------------------------
Accrued liabilities                                               $   455        149

Redeemable securities:
    Preferred stock                                                   655        658
    Common stock                                                        5         --

Stockholders' equity:
    Series Preferred Stock, $.01 par value                             --         --
    Convertible Redeemable Participating Preferred Stock,
      Series F, $.01 par value                                         --         --
    Class B 6% Cumulative Redeemable Exchangeable Junior
     Preferred Stock, $.01 par value                                   --         --
    Common stock, $1 par value:
      Series A TCI Group. Authorized 1,750,000,000 shares;
         issued 605,616,143 shares in 1997 and 696,325,478
         shares in 1996                                               606        696
      Series B TCI Group. Authorized 150,000,000 shares;
         issued 78,203,044 shares in 1997 and 84,647,065
         shares in 1996                                                78         85
      Series A Liberty Media Group. Authorized 750,000,000
         shares; issued 344,962,521 shares in 1997 and
         341,766,655 shares in 1996                                   345        342
      Series B Liberty Media Group. Authorized 75,000,000
         shares; issued 35,180,385 shares in 1997 and
         31,784,053 shares in 1996                                     35         32
      Series A TCI Ventures Group. Authorized 750,000,000
         shares; issued 377,386,032 shares in 1997                    377         --
      Series B TCI Ventures Group. Authorized 75,000,000
         shares; issued 32,532,800 shares in 1997                      33         --
    Additional paid-in capital                                      6,304      4,808
    Cumulative foreign currency translation adjustment,
      net of taxes                                                      4         26
    Unrealized holding gains for available-for-sale securities,
      net of taxes                                                    774         15
    Accumulated deficit                                              (812)      (251)
                                                                  -------    -------
                                                                    7,744      5,753
    Treasury stock and common stock held by subsidiaries,
      at cost                                                      (1,991)      (314)
                                                                  -------    -------
         Total stockholders' equity                                 5,753      5,439
                                                                  -------    -------
                                                                  $ 6,868      6,246
                                                                  =======    =======

 * Restated - see note 13 to the consolidated financial statements. ** Restated - see note 19 to the consolidated financial statements.

                                                                      Schedule I
                                                                      ----------
                                                                     Page 2 of 3


                            TELE-COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                         Condensed Information as to the
                          Operations of the Registrant

                  Years ended December 31, 1997, 1996 and 1995


                                                             1997**   1996*    1995*
                                                            -----    -----    -----
                                                              amounts in millions
Income (expenses):
    Selling, general and administrative                     $ (19)     (82)     (21)
    Stock compensation                                        (73)      13      (21)
    Gain on sale of stock by subsidiary                        --       --      123
                                                            -----    -----    -----
       Earnings (loss) before share of earnings (loss) of
         consolidated subsidiaries                            (92)     (69)      81

Share of earnings (loss) of consolidated subsidiaries        (469)     361     (264)
                                                            -----    -----    -----

       Net earnings (loss)                                   (561)     292     (183)

Dividend requirements on preferred stocks                     (42)     (35)     (34)
                                                            -----    -----    -----

       Net earnings (loss) attributable to common
         stockholders                                       $(603)     257     (217)
                                                            =====    =====    =====

* Restated - see note 13 to the consolidated financial statements. ** Restated - see note 19 to the consolidated financial statements.

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