Form 10-Q/A
period 1998-03-31
TELE COMMUNICATIONS INC /CO/
filed 1999-01-11
CIK 925692

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


                                        TELE-COMMUNICATIONS, INC.



Date: January 11, 1999              By:  /s/ Stephen M. Brett
                                         --------------------------------
                                             Stephen M. Brett
                                               Executive Vice President,
                                                General Counsel and
                                                  Secretary

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                                   (unaudited)



                                                                        March 31,     December 31,
                                                                          1998*          1997
                                                                       ----------     ----------
         Assets                                                           amounts in millions
         Cash and cash equivalents                                     $      172            284

         Trade and other receivables, net                                     539            529

         Prepaid program rights                                               112            104

         Committed program rights                                             128            115

         Investments in affiliates, accounted for under the equity
            method, and related receivables (note 4)                        3,917          3,048

         Investment in Time Warner, Inc. ("Time Warner") (note 5)           4,129          3,555

         Property and equipment, at cost:
            Land                                                               82             96
            Distribution systems                                           10,143         10,784
            Support equipment and buildings                                 1,699          1,558
                                                                       ----------     ----------
                                                                           11,924         12,438
            Less accumulated depreciation                                   4,751          4,759
                                                                       ----------     ----------
                                                                            7,173          7,679
                                                                       ----------     ----------

         Franchise costs                                                   17,011         17,910
            Less accumulated amortization                                   2,705          2,763
                                                                       ----------     ----------
                                                                           14,306         15,147
                                                                       ----------     ----------

         Other assets, net of amortization (note 12)                        2,409          2,026
                                                                       ----------     ----------

                                                                       $   32,885         32,487
                                                                       ==========     ==========



* Restated - see note 15.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                                  (unaudited)


                                                                                      March 31,       December 31,
                                                                                        1998*           1997
                                                                                      ----------      ----------
         Liabilities and Stockholders' Equity                                            amounts in millions
         Accounts payable                                                             $      120             169

         Accrued interest                                                                    173             258

         Accrued programming expense                                                         432             399

         Other accrued expenses                                                              947             997

         Deferred option premium (note 5)                                                   --               306

         Debt (note 7)                                                                    14,643          15,250

         Deferred income taxes                                                             6,686           6,108

         Other liabilities                                                                   748             664
                                                                                      ----------      ----------

           Total liabilities                                                              23,749          24,151
                                                                                      ----------      ----------

         Minority interests in equity of consolidated subsidiaries                         1,544           1,664

         Redeemable securities:
            Preferred stock (note 8)                                                         312             655
            Common stock                                                                      21               5

         Company-obligated mandatorily redeemable preferred securities of subsidiary trusts ("Trust Preferred Securities") holding solely subordinated debt securities of TCI Communications, Inc.
            ("TCIC")(note 9)                                                               1,500           1,500

          Stockholders' equity (note 10):
            Series Preferred Stock, $.01 par value                                          --              --
            Class B 6% Cumulative Redeemable Exchangeable Junior Preferred
               Stock, $.01 par value                                                        --              --
            Common stock, $1 par value:
               Series A TCI Group. Authorized 1,750,000,000 shares; issued
                   620,600,434 shares in 1998 and 605,616,143 shares in 1997                 621             606
               Series B TCI Group. Authorized 150,000,000 shares; issued
                   90,125,881 shares in 1998 and 78,203,044 shares in 1997                    90              78
               Series A Liberty Media Group.  Authorized 750,000,000 shares;
                   issued 357,948,125 shares in 1998 and 344,962,521 shares
                   in 1997                                                                   358             345
               Series B Liberty Media Group.  Authorized 75,000,000 shares;
                   issued 35,091,835 shares in 1998 and 35,180,385 shares in 1997             35              35
               Series A TCI Ventures Group. Authorized 750,000,000 shares;
                   issued 390,281,044 shares in 1998 and 377,386,032 shares
                   in 1997                                                                   390             377
               Series B TCI Ventures Group. Authorized 75,000,000 shares;
                   issued 45,892,732 shares in 1998 and 32,532,800 shares in 1997             46              33
            Additional paid-in capital                                                     6,086           5,063
            Accumulated other comprehensive earnings, net of taxes (note 1)                1,128             778
            Accumulated deficit                                                             (466)           (812)
                                                                                      ----------      ----------
                                                                                           8,288           6,503
            Treasury stock and common stock held by subsidiaries, at cost
               (note 10)                                                                  (2,529)         (1,991)
                                                                                      ----------      ----------

                   Total stockholders' equity                                              5,759           4,512
                                                                                      ----------      ----------
         Commitments and contingencies (note 13)
                                                                                      $   32,885          32,487
                                                                                      ==========      ==========



* Restated - see note 15.


See accompanying notes to consolidated financial statements.

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations
                                   (unaudited)


                                                                                         Three months ended
                                                                                            March 31,
                                                                                    --------------------------
                                                                                       1998*           1997
                                                                                    ----------      ----------
                                                                                        amounts in millions,
                                                                                      except per share amounts
         Revenue                                                                    $    1,872           1,827

         Operating costs and expenses:
           Operating                                                                       738             696
           Selling, general and administrative                                             428             393
           Stock compensation                                                              229              15
           Depreciation and amortization                                                   434             374
                                                                                    ----------      ----------
                                                                                         1,829           1,478
                                                                                    ----------      ----------

                  Operating income                                                          43             349

         Other income (expense):
           Interest expense                                                               (285)           (289)
           Interest and dividend income                                                     21              21
           Share of losses of affiliates, net (note 4)                                    (238)           (156)
           Loss on early extinguishment of debt (note 7)                                   (16)           --
           Minority interests in earnings of consolidated
              subsidiaries, net (note 9)                                                   (30)            (38)
           Gain on issuance of equity interest by subsidiary (note 6)                       38            --
           Gain on disposition of assets (notes 5 and 6)                                 1,063              19
           Other, net                                                                      (10)             (2)
                                                                                    ----------      ----------
                                                                                           543            (445)
                                                                                    ----------      ----------

              Earnings (loss) before income taxes                                          586             (96)

         Income tax benefit (expense)                                                     (240)             38
                                                                                    ----------      ----------

              Net earnings (loss)                                                          346             (58)

         Dividend requirements on preferred stocks                                         (11)            (10)
                                                                                    ----------      ----------

              Net earnings (loss) attributable to common stockholders               $      335             (68)
                                                                                    ==========      ==========

         Net earnings (loss) attributable to common stockholders:
           TCI Group Series A and Series B common stock                             $      227             (84)
           Liberty Media Group Series A and Series B common stock                          303              16
           TCI Ventures Group Series A and Series B common stock                          (195)           --
                                                                                    ----------      ----------

                                                                                    $      335             (68)
                                                                                    ==========      ==========
         Basic earnings (loss) attributable to common stockholders per common share (note 2):
                  TCI Group Series A and Series B common stock                      $      .44            (.12)
                                                                                    ==========      ==========
                  Liberty Media Group Series A and Series B common stock            $      .85             .04
                                                                                    ==========      ==========
                  TCI Ventures Group Series A and Series B common stock             $     (.46)           --
                                                                                    ==========      ==========

         Diluted earnings (loss) attributable to common stockholders per common and potential common share (note 2):
             TCI Group Series A and Series B common stock                           $      .38            (.12)
                                                                                    ==========      ==========
             Liberty Media Group Series A and Series B common stock                 $      .78             .04
                                                                                    ==========      ==========
             TCI Ventures Group Series A and Series B common stock                  $     (.46)           --
                                                                                    ==========      ==========

         Comprehensive earnings (loss) (note 1)                                     $      696             (83)
                                                                                    ==========      ==========



* Restated - see note 15.


See accompanying notes to consolidated financial statements.

                        TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                      Consolidated Statement of Stockholders' Equity

                            Three months ended March 31, 1998
                                       (unaudited)




                                                                                       Common Stock
                                                            --------------------------------------------------------------------
                                                Class B           TCI Group         Liberty Media Group      TCI Ventures Group
                                               Preferred    --------------------    --------------------    --------------------
                                                 Stock      Series A    Series B    Series A    Series B    Series A    Series B
                                               ---------    --------    --------    --------    --------    --------    --------
                                                                               amounts in millions
Balance at January 1, 1998                     $    --           606          78         345          35         377          33

   Net earnings                                     --          --          --          --          --          --          --
   Exchange of common stock in connection
     with the Magness Settlement (note 11)          --          --            11        --          --          --            13
   Issuance of common stock in connection
     with settlement of litigation                  --             1           1        --          --          --          --
   Reclassification to redeemable
     securities of redemption amount of
     common stock subject to put obligation         --          --          --          --          --          --          --
   Premium received in connection with put
     obligation                                     --          --          --          --          --          --          --
   Issuance of common stock for
     acquisitions (note 6)                          --             1        --             7        --             13       --
   Repurchase of common stock                       --          --          --          --          --          --          --
   Gain from issuance of equity by
     subsidiary and equity investee, net of
     taxes (note 4)                                 --          --          --          --          --          --          --
   Gain from contribution of cable
     television systems to joint ventures,
     net of taxes (note 6)                          --          --          --          --          --          --          --
   Issuance of common stock upon conversion
     of notes and preferred stock (notes 7
     and 8)                                         --            13        --             6       --           --          --
   Payment of call premiums (note 11)               --          --          --          --         --           --          --
   Reimbursement of fees related to
     Exchange (note 11)                             --          --          --          --         --           --          --
   Accreted dividends on all classes of
     preferred stock                                --          --          --          --         --           --          --
   Accreted dividends on all classes of
     preferred stock not subject to
     mandatory redemption requirements              --          --          --          --         --           --          --
   Payment of preferred stock dividends             --          --          --          --         --           --          --
   Foreign currency translation adjustment          --          --          --          --         --           --          --
   Change in unrealized holding gains for
     available-for-sale securities, net of
     taxes                                          --          --          --          --         --           --          --
                                               ---------    --------    --------    --------    --------    --------    --------
Balance at March 31, 1998                      $    --           621          90         358          35         390          46
                                               =========    ========    ========    ========     =======    ========    ========
                                                                                                  Treasury
                                                                                                  stock and
                                                                                                   common
                                                                Accumulated                         stock
                                                Additional         other                           held by            Total
                                                 paid-in       comprehensive     Accumulated     subsidiaries,     stockholders'
                                                 capital         earnings          deficit*         at cost           equity*
                                                ----------     -------------     -----------     -------------     -------------
                                                                                amounts in millions
Balance at January 1, 1998                           5,063             778             (812)          (1,991)            4,512

   Net earnings                                       --              --                346             --                 346
   Exchange of common stock in connection
     with the Magness Settlement (note 11)             509            --               --               (533)             --
   Issuance of common stock in connection
     with settlement of litigation                      48            --               --               --                  50
   Reclassification to redeemable
     securities of redemption amount of
     common stock subject to put obligation            (16)           --               --               --                 (16)
   Premium received in connection with put
     obligation                                          2            --               --               --                   2
   Issuance of common stock for
     acquisitions (note 6)                             349            --               --               --                 370
   Repurchase of common stock                         --              --               --                 (5)               (5)
   Gain from issuance of equity by
     subsidiary and equity investee, net of
     taxes (note 4)                                     35            --               --               --                  35
   Gain from contribution of cable
     television systems to joint ventures,
     net of taxes (note 6)                              58            --               --               --                  58
   Issuance of common stock upon conversion
     of notes and preferred stock (notes 7
     and 8)                                            320            --               --               --                 339
   Payment of call premiums (note 11)                 (274)           --               --               --                (274)
   Reimbursement of fees related to
     Exchange (note 11)                                 11            --               --               --                  11
   Accreted dividends on all classes of
     preferred stock                                   (11)           --               --               --                 (11)
   Accreted dividends on all classes of
     preferred stock not subject to
     mandatory redemption requirements                   2            --               --               --                   2
   Payment of preferred stock dividends                (10)           --               --               --                 (10)
   Foreign currency translation adjustment            --                 1             --               --                   1
   Change in unrealized holding gains for
     available-for-sale securities, net of
     taxes                                            --               349             --               --                 349

                                                 ---------       ---------        ---------         --------         ---------
Balance at March 31, 1998                            6,086           1,128             (466)          (2,529)            5,759
                                                 =========       =========        =========         ========         =========



* Restated - see note 15.


See accompanying notes to consolidated financial statements.

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                                  (unaudited)


                                                                                                 Three months ended
                                                                                                     March 31,
                                                                                          ----------------------------
                                                                                             1998*            1997
                                                                                          -----------      -----------
                                                                                              amounts in millions
                                                                                                  (see note 3)
         Cash flows from operating activities:
           Net earnings (loss)                                                            $       346              (58)
           Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
                Depreciation and amortization                                                     434              374
                Stock compensation                                                                229               15
                Payments of obligation relating to stock compensation                             (91)              (1)
                Share of losses of affiliates, net                                                238              156
                Loss on early extinguishment of debt                                               16             --
                Minority interests in earnings of consolidated subsidiaries,
                   net                                                                             30               38
                Gain on issuance of equity interest by subsidiary                                 (38)            --
                Gain on disposition of assets                                                  (1,063)             (19)
                Deferred income tax expense (benefit)                                             204              (66)
                Payments of restructuring charges                                                  (4)             (16)
                Other noncash charges                                                              11                3
                Changes in operating assets and liabilities, net of the
                   effect of acquisitions:
                     Change in receivables                                                        (19)             (16)
                     Change in prepaids                                                           (21)             (32)
                     Change in accrued interest                                                   (85)            (112)
                     Change in other accruals and payables                                        (94)             (27)
                                                                                          -----------      -----------

                        Net cash provided by operating activities                                  93              239
                                                                                          -----------      -----------

         Cash flows from investing activities:
           Cash paid for acquisitions                                                             (72)            (156)
           Capital expended for property and equipment                                           (246)             (90)
           Additional investments in and loans to affiliates                                     (252)             (35)
           Collections of loans to affiliates                                                     448               68
           Proceeds from disposition of assets                                                    334              140
           Cash received in exchanges                                                            --                 22
           Other investing activities                                                             (21)             (52)
                                                                                          -----------      -----------

                       Net cash provided (used) by investing activities                           191             (103)
                                                                                          -----------      -----------

         Cash flows from financing activities:
           Borrowings of debt                                                                   1,043              363
           Repayments of debt                                                                  (1,082)            (820)
           Prepayment penalties                                                                   (15)            --
           Repurchase of common stock to be held in treasury                                       (5)            --
           Repurchase of subsidiary common stock                                                   (7)              (7)
           Payment of preferred stock dividends                                                   (22)             (21)
           Payment of dividends on subsidiary preferred stock and Trust Preferred
              Securities                                                                          (47)             (34)
           Payment of call premiums                                                              (274)            --
           Proceeds from issuance of common stock                                                --                  4
           Proceeds from issuance of Trust Preferred Securities                                  --                490
           Other financing activities                                                              13             --
                                                                                          -----------      -----------

                       Net cash used by financing activities                                     (396)             (25)
                                                                                          -----------      -----------

                       Net increase (decrease) in cash and cash equivalents
                                                                                                 (112)             111

                       Cash and cash equivalents at beginning of period                           284              394
                                                                                          -----------      -----------

                       Cash and cash equivalents at end of period                         $       172              505
                                                                                          ===========      ===========



* Restated - see note 15.


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

                                                                     (continued)

-------------------------------------------------------------------------------


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



                                                                      Three months ended
                                                                         March 31,
                                                               ----------------------------
                                                                  1998*             1997
                                                               -----------      -----------
                                                                   amounts in millions
 Cash paid for acquisitions:
   Aggregate cost basis of assets acquired                     $      (708)          (1,065)
   Liabilities assumed, net of current assets                            3              616
   Deferred tax liability recorded in acquisitions                      89               34
   Minority interests in equity of acquired entities                  (179)               1
   Elimination of notes receivable from affiliates                     351              --
   Common stock and preferred stock issued in acquisitions             372              258
                                                               -----------      -----------

        Cash paid for acquisitions                             $       (72)            (156)
                                                               ===========      ===========

 Cash received in exchanges:
   Aggregate cost basis of assets acquired                     $      --               (294)
   Historical cost of assets exchanged                                --                305
   Gain recorded on exchange of assets                                --                 11
                                                               -----------      -----------

        Cash received in exchanges                             $      --                 22
                                                               ===========      ===========
 Costs of distribution agreements                              $        83               --
                                                               ===========      ===========



* Restated - see note 15.


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


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(11)     Transactions with Officers and Directors


         On June 16, 1997, (a) the Company issued 30,545,864 shares of TCI Group Series A Stock (which shares are entitled to one vote per share) to the Estate of Bob Magness (the "Magness Estate"), the late founder and former Chairman of the Board of TCI in exchange (the "Exchange") for an equal number of shares of TCI Group Series B Stock (which shares are entitled to ten votes per share) owned by the Magness Estate, (b) the Magness Estate sold (the "Sale") the shares of TCI Group Series A Stock received in the Exchange, together with approximately 1.5 million shares of TCI Group Series A Stock that the Magness Estate previously owned (collectively, the "Option Shares"), to two investment banking firms (the "Investment Bankers") for approximately $530 million (the "Sale Price") and (c) TCI entered into an agreement with the Investment Bankers whereby TCI has the option, but not the obligation, to purchase the Option Shares at any time on or before June 16, 1999 (the "Option Period"). The preceding transactions are referred to collectively as the "June 16 Stock Transaction". During the Option Period, the Company and the Investment Bankers are to settle quarterly any increase or decrease in the market value of the Option Shares. If the market value of the Option Shares exceeds the Investment Bankers' cost, Option Shares with a fair value equal to the difference between the market value and cost will be segregated from the other Option Shares. If the market value of the Option Shares is less than the Investment Bankers' cost, the Company, at its option, will settle such difference with shares of TCI Group Series A Stock or TCI Ventures Group Series A Stock or, subject to certain conditions, with cash or letters of credit. In addition, the Company is required to pay the Investment Bankers a quarterly fee equal to the LIBOR plus 1% on the Sale Price, as adjusted for payments made by the Company pursuant to any quarterly settlement with the Investment Bankers. Due to the Company's ability to settle quarterly price fluctuations and fees with shares of TCI Group Series A Stock or TCI Ventures Group Series A Stock the Company records all amounts received or paid under this arrangement as increases or decreases, respectively, to equity. During the fourth quarter of 1997, the Company repurchased 4 million shares of TCI Group Series A Stock from one of the Investment Bankers for an aggregate cash purchase price of $66 million. Additionally, as a result of the Exchange Offers and certain open market transactions that were completed to obtain the desired weighting of TCI Group Series A Stock and TCI Ventures Group Series A Stock, the Investment Bankers disposed of 4,210,308 shares of TCI Group Series A Stock and acquired 23,407,118 shares of TCI Ventures Group Series A Stock during the last half of 1997. As a result of the foregoing transactions and certain transactions related to the January 5, 1998 settlement of litigation involving the Magness Estate, as described below, the Option Shares were comprised of 6,201,042 shares of TCI Group Series A Stock and 11,740,610 shares of TCI Ventures Group Series A Stock at March 31, 1998. At March 31, 1998, the market value of the Option Shares exceeded the Investment Bankers' cost by $201 million. Pursuant to a certain Letter Agreement, dated June 16, 1997, between Dr. Malone, TCI's Chairman and Chief Executive Officer, and the Magness Estate, Dr. Malone agreed to waive certain rights of first refusal with respect to shares of Series B TCI Group Stock beneficially owned by the Magness Estate. Such rights of first refusal arise from a letter agreement, dated June 17, 1988, among Bob Magness, Kearns-Tribune Corporation and Dr. Malone, pursuant to which Dr. Malone was granted a right of first refusal to acquire any shares of TCI Group Series B Stock which the other parties proposed to sell. As a result of Dr. Malone's rights under such June 17, 1988 letter agreement, such waiver was necessary in order for the Magness Estate to consummate the Exchange and the Sale.

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



                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




         In connection with the Magness Settlement, portions of the Exchange and Sale were unwound such that (i) 10,201,041 shares of TCI Group Series A Stock and 11,666,506 shares of TCI Ventures Group Series A Stock were returned to TCI as authorized but unissued shares, (ii) the Magness Estate returned to the Investment Bankers the portion of the Sales Price attributable to such returned shares and (iii) the Magness Estate paid $11 million to TCI representing a reimbursement of the Exchange fees incurred by TCI from June 16, 1997 through February 9, 1998 with respect to such returned shares. TCI then issued to the Magness Estate 10,017,145 shares of TCI Group Series B Stock and 12,034,298 shares of TCI Ventures Group Series B Stock. In addition, as part of the Magness Settlement, TCI issued 1,339,415 shares of TCI Group Series B Stock to the Estate of Betsy Magness in exchange for an equal number of shares of TCI Group Series A Stock and issued 1,531,834 shares of TCI Ventures Group Series B Stock for an equal number of shares of TCI Ventures Group Series A Stock.

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


         @Home has entered into exclusive distribution agreements with certain cable operators. In connection with the distribution agreements, @Home has issued warrants to such cable operators to purchase 17,946,956 shares of @Home's Series A common stock. Of these warrants, warrants to purchase 10,581,298 shares were exercisable as of March 31, 1998. @Home may issue additional stock, or warrants in connection with its efforts to expand its distribution of the @Home service to other cable operators. The exercise of warrants or stock issued by @Home will reduce the Company's equity interest and voting power in @Home. See note 15.


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


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



         A reconciliation of reportable segment operating cash flow to the Company's consolidated earnings (loss) before income tax is as follows:




                                                                  Three months ended March 31,
                                                                  --------------------------
                                                                     1998*           1997
                                                                  ----------      ----------
                                                                      amounts in millions
 Total operating cash flow for reportable segments                $      684             689
 Other operating cash flow                                                22              49
 Other items excluded from operating cash flow:
         Depreciation and amortization                                  (434)           (374)
         Stock compensation                                             (229)            (15)
         Interest expense                                               (285)           (289)
         Interest and dividend income                                     21              21
         Share of losses of affiliates, net                             (238)           (156)
         Loss on early extinguishment of debt                            (16)           --
         Minority interest in earnings of
            consolidated subsidiaries, net                               (30)            (38)
         Gain on issuance of equity interest by subsidiary                38            --
         Gain on disposition of assets                                 1,063              19
         Other, net                                                      (10)             (2)
                                                                  ----------      ----------
            Earnings (loss) before income taxes                   $      586             (96)
                                                                  ==========      ==========




* Restated - see note 15.




(15)     Restatement Associated with Costs of Distribution Agreements

         The Company had restated its consolidated financial statements to record non-cash costs of certain distribution agreements as assets to be amortized over the exclusivity periods set forth in the respective distribution agreements. Such non-cash costs had originally been expensed in the period that the underlying warrants had become exercisable. This restatement resulted in a $236 million increase to other assets and a $143 million increase to minority interests in consolidated subsidiaries at March 31, 1998. In addition, the restatement resulted in a $28 million increase to net earnings and a $.07 decrease to basic and diluted net loss attributable to common stockholders per share of TCI Ventures Group Stock for the three months ended March 31, 1998. See note 12.

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



                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements






         In connection with the Magness Settlement, portions of the Exchange and Sale were unwound such that (i) 10,201,041 shares of TCI Group Series A Stock and 11,666,506 shares of TCI Ventures Group Series A Stock were returned to TCI as authorized but unissued shares, (ii) the Magness Estate returned to the Investment Bankers the portion of the Sales Price attributable to such returned shares and (iii) the Magness Estate paid $11 million to TCI representing a reimbursement of the Exchange fees incurred by TCI from June 16, 1997 through February 9, 1998 with respect to such returned shares. TCI then issued to the Magness Estate 10,017,145 shares of TCI Group Series B Stock and 12,034,298 shares of TCI Ventures Series B Stock. In addition, as part of the Magness Settlement, TCI Group issued 1,339,415 shares of TCI Group Series B Stock to the Estate of Betsy Magness in exchange for an equal number of shares of TCI Group Series A Stock and issued 1,531,834 shares of TCI Ventures Group Series B Stock for an equal number of shares of TCI Ventures Group Series A Stock.



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

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                           Combined Balance Sheets
                                   (unaudited)



                                                                                      March 31,      December 31,
                                                                                        1998*            1997
                                                                                     -----------     -----------
                                                                                         amounts in thousands
 Assets
 Cash and cash equivalents                                                           $   154,839         161,495

 Trade and other receivables, net                                                         91,074          86,856

 Investments in Sprint Spectrum Holding Company, L.P., MinorCo, L.P. and
     PhillieCo, L.P. (collectively, the "PCS Ventures"), accounted for
     under the equity method (note 8)                                                    477,611         607,333


 Investment in Telewest Communications plc ("Telewest"), accounted for under the
     equity method (note 9)                                                              297,839         324,417

 Investment in Teleport Communications Group, Inc. ("TCG"), accounted for
     under the equity method (note 10)                                                   277,146         294,851

 Investment in Cablevision S.A. ("Cablevision"), accounted for under the
     equity method (note 4)                                                              235,984         239,379

 Investments in other affiliates, accounted for under the equity method,
     and related receivables (note 11)                                                   617,378         631,918

 Deferred tax asset (note 14)                                                             56,569          85,737

 Property and equipment, at cost:
       Land                                                                                7,893           7,893
       Distribution systems                                                              690,872         851,145
       Support equipment and buildings                                                   114,707         116,088
                                                                                     -----------     -----------
                                                                                         813,472         975,126
       Less accumulated depreciation                                                     269,700         265,945
                                                                                     -----------     -----------
                                                                                         543,772         709,181
                                                                                     -----------     -----------

 Franchise costs and other intangible assets (note 7)                                    805,179         506,107
       Less accumulated amortization                                                     108,309          85,753
                                                                                     -----------     -----------
                                                                                         696,870         420,354
                                                                                     -----------     -----------

 Other assets, net of amortization                                                       374,956         381,726
                                                                                     -----------     -----------

                                                                                     $ 3,824,038       3,943,247
                                                                                     ===========     ===========


* Restated - see note 16.
                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)


                       Combined Balance Sheets, continued
                                   (unaudited)


                                                                          March 31,        December 31,
                                                                            1998*            1997
                                                                        ------------     ------------
                                                                             amounts in thousands

Liabilities and Combined Equity

 Accounts payable                                                       $     31,923           31,825

 Accrued liabilities                                                          89,624          109,549

 Customer prepayments                                                        140,701          133,479

 Capital lease obligations                                                   205,076          386,808

 Debt (note 12)                                                              460,000          408,532

 Other liabilities                                                            22,479           18,683
                                                                        ------------     ------------

         Total liabilities                                                   949,803        1,088,876
                                                                        ------------     ------------

 Minority interests in equity of attributed subsidiaries                     561,596          518,739

 Combined equity (notes 5 and 13):
    Combined equity                                                        2,258,885        2,280,466
    Accumulated other comprehensive earnings, net of taxes (note 1)           43,577           33,661
                                                                        ------------     ------------
                                                                           2,302,462        2,314,127

    Due to related parties (note 13)                                          10,177           21,505
                                                                        ------------     ------------

         Total combined equity                                             2,312,639        2,335,632
                                                                        ------------     ------------

 Commitments and contingencies  (notes 6, 7, 8, 11, 13 and 15)
                                                                        $  3,824,038        3,943,247
                                                                        ============     ============


* Restated - see note 16.

See accompanying notes to combined financial statements.

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)


                        Combined Statements of Operations
                                   (unaudited)


                                                                                      Three months ended
                                                                                           March 31,
                                                                                 ------------------------------
                                                                                    1998*              1997
                                                                                 ------------      ------------
                                                                                      amounts in thousands,
                                                                                    except per share amounts
 Revenue:
     Related parties (note 13)                                                   $     10,783            14,400
     Other                                                                            200,215           232,620
                                                                                 ------------      ------------
                                                                                      210,998           247,020
                                                                                 ------------      ------------
 Operating costs and expenses:
     Operating:
        Related parties (note 13)                                                      12,244            15,850
        Other                                                                         125,721           117,234
     General and administrative:
        Related parties (note 13)                                                       2,194             2,212
        Other                                                                          49,067            62,433
     Stock compensation (note 13)                                                      82,090             8,262
     Depreciation and amortization                                                     46,252            41,144
                                                                                 ------------      ------------
                                                                                      317,568           247,135
                                                                                 ------------      ------------

           Operating loss                                                            (106,570)             (115)

 Other income (expense):
     Share of losses of the PCS Ventures (note 8)                                    (155,202)          (63,536)
     Share of losses of Telewest (note 9)                                             (30,219)          (41,708)
     Share of losses of TCG (note 10)                                                 (17,706)          (13,768)
     Share of losses of Cablevision (note 4)                                           (3,205)             --
     Share of losses of other affiliates (note 11)                                    (24,640)          (23,108)
     Interest expense                                                                  (9,104)          (14,196)
     Interest income:
        Related parties (note 13)                                                       1,042             2,008
        Other                                                                           2,268             1,026
     Gain on disposition of assets, net                                                37,788            28,893
     Gain on issuance of equity interest by attributed entity                          14,700              --
     Minority interests in losses of attributed subsidiaries, net                       8,329               616
     Other, net                                                                         2,079             2,266
                                                                                 ------------      ------------
                                                                                     (173,870)         (121,507)
                                                                                 ------------      ------------

           Loss before income taxes                                                  (280,440)         (121,622)

 Income tax benefit                                                                    85,194            44,370
                                                                                 ------------      ------------

           Net loss                                                              $   (195,246)          (77,252)
                                                                                 ============      ============

 Basic and diluted loss attributable to common stockholders per common share
     subsequent to TCI Ventures Exchange (note 2)                                $      (0.46)
                                                                                 ============
     Comprehensive loss (note 1)                                                 $   (185,330)         (106,630)
                                                                                 ============      ============



* Restated - see note 16.


See accompanying notes to combined financial statements.

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)


                         Statement of Combined Equity

                        Three months ended March 31, 1998
                                   (unaudited)



                                                                        Accumulated
                                                                          other
                                                                       comprehensive              Due to          Total
                                                     Combined           earnings,                 related        combined
                                                      equity*           net of taxes              parties         equity*
                                                   ----------------    ---------------         ------------   -------------
                                                                              amounts in thousands
Balance at January 1, 1998                         $      2,280,466             33,661               21,505       2,335,632
   Net loss                                                (195,246)                --                   --        (195,246)
   Foreign currency translation adjustment                       --              1,155                   --           1,155
   Change in unrealized holding gains for
     available-for-sale securities                               --              8,761                   --           8,761
   Repurchases of TCI Ventures Group Stock                   (2,358)                --                   --          (2,358)
   Issuance of TCI Ventures Group Stock for
     acquisition of minority interest (note 5)              177,661                 --                   --         177,661
   Payment of call premiums (note 13)                       (75,836)                --                   --         (75,836)
   Transfer of net liabilities to related party
     (note 13)                                               49,528                 --                   --          49,528
   Adjustment to minority interest deficit in
     joint venture (note 6)                                  24,524                 --                   --          24,524
   Excess of earnings over distributions to
     minority interest in joint venture                         146                 --                   --             146
   Change in due to related parties                              --                 --              (11,328)        (11,328)
                                                   ----------------    ---------------         ------------   -------------

Balance at March 31, 1998                          $      2,258,885             43,577               10,177       2,312,639
                                                   ================    ===============         ============   =============



* Restated - see note 16.


See accompanying notes to combined financial statements.

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)


                        Combined Statements of Cash Flows
                                   (unaudited)



                                                                                    Three months ended
                                                                                        March 31,
                                                                                 1998*              1997
                                                                               -----------      -----------
                                                                                       amounts in thousands
                                                                                           (see note 3)
 Cash flows from operating activities:
    Net loss                                                                   $  (195,246)         (77,252)
    Adjustments to reconcile net loss to net cash provided by (used
      in) operating activities:
         Depreciation and amortization                                              46,252           41,144
         Stock compensation                                                         82,090            8,262
         Payment of obligation relating to stock compensation                      (43,251)             (57)
         Share of losses of affiliates, net                                        230,972          142,120
         Gain on disposition of assets, net                                        (37,788)         (28,893)
         Gain on issuance of equity interest by attributed entity                  (14,700)            --
         Minority interests' share of losses, net                                   (8,329)            (616)
         Unrealized foreign currency transaction gains                                (284)          (2,653)
         Other noncash charges                                                        --              1,734
         Deferred income tax expense                                                23,435            1,417
         Intergroup tax allocation                                                (112,156)         (46,074)
         Changes in operating assets and liabilities, net of the effect of acquisitions and the deconsolidation of Flextech p.l.c.:
              Change in receivables                                                 (3,303)          (6,260)
              Change in payables, accruals, customer prepayments and
                 other liabilities                                                  (2,312)          (3,542)
                                                                               -----------      -----------

                  Net cash provided by (used in) operating activities          $   (34,620)          29,330
                                                                               -----------      -----------



                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)


                  Combined Statements of Cash Flows, continued
                                   (unaudited)


                                                                                Three months ended
                                                                                    March 31,
                                                                             1998*            1997
                                                                          -----------      -----------
                                                                              amounts in thousands
                                                                                  (see note 3)
 Cash flows from investing activities:
    Investments in and loans to affiliates                                $   (55,229)         (44,359)
    Capital expended for property and equipment                               (32,646)         (42,249)
    Effect of the deconsolidation of Flextech p.l.c. on cash and cash
       equivalents                                                               --            (38,142)
    Proceeds from dispositions of assets                                       78,132             --
    Proceeds from repayment of loans by affiliates                              8,686           63,495
    Other, net                                                                    621           10,834
                                                                          -----------      -----------

                  Net cash used in investing activities                          (436)         (50,421)
                                                                          -----------      -----------

 Cash flows from financing activities:
    Borrowings of debt                                                         70,000           36,857
    Repayments of debt and capital lease obligations                          (18,196)         (75,199)
    Payment of call premiums                                                  (75,836)            --
    Repurchase of common stock by attributed entities                          (6,947)          (6,798)
    Repurchase of TCI Ventures Group Stock                                     (2,358)            --
    Repayments received on loan to TCI                                         25,456           42,010
    Change in amounts due to related parties                                   39,985             --
    Change in combined equity                                                    --            (23,215)
    Distribution to minority interest owners                                   (3,704)          (7,000)
                                                                          -----------      -----------

                  Net cash provided by (used in) financing activities          28,400          (33,345)
                                                                          -----------      -----------

                  Net decrease in cash and cash equivalents                    (6,656)         (54,436)

                  Cash and cash equivalents:
                     Beginning of period                                      161,495          105,527
                                                                          -----------      -----------

                      End of period                                       $   154,839           51,091
                                                                          ===========      ===========



* Restated - see note 16.



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
                                                                    ===========


Significant noncash investing activities are as follows:




                                                          Three Months ended
                                                               March 31,
                                                          ------------------
                                                           1998*      1997
                                                          -------    -------
                 Costs of distribution agreements         $83,320         --
                                                          =======    =======



         * Restated -- see note 16.


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


         @Home has entered into exclusive distribution agreements with certain cable operators. In connection with the distribution agreements, @Home has issued warrants to such cable operators to purchase 17,946,956 shares of @Home's Series A common stock. Of these warrants, warrants to purchase 10,581,298 shares were exercisable as of March 31, 1998. @Home may issue additional stock, or warrants in connection with its efforts to expand its distribution of the @Home service to other cable operators. The exercise of warrants or stock issued by @Home will reduce TCI Ventures Group's equity interest and voting power in @Home. See note 16.


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


(16)     Restatement Associated with Costs of Distribution Agreements



         TCI Ventures Group has restated its combined financial statements to record non-cash costs of certain distribution agreements as assets to be amortized over the exclusivity periods set forth in the respective distribution agreements. Such non-cash costs had originally been expensed in the period that the underlying warrants had become exercisable. This restatement resulted in a $236.0 million increase to intangible assets and a $143.0 million increase to minority interests in attributed subsidiaries at March 31, 1998. In addition, the restatement resulted in a $28.1 million decrease to net loss and a $.07 decrease to basic and diluted net loss attributable to common stockholders per share of TCI Ventures Group Stock for the three months ended March 31, 1998. See note 7.

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

         Magness Settlement


         On June 16, 1997, (a) the Company issued 30,545,864 shares of TCI Group Series A Stock (which shares are entitled to one vote per share) to the Estate of Bob Magness (the "Magness Estate"), the late founder and former Chairman of the Board of TCI in exchange (the "Exchange") for an equal number of shares of TCI Group Series B Stock (which shares are entitled to ten votes per share) owned by the Magness Estate, (b) the Magness Estate sold (the "Sale") the shares of TCI Group Series A Stock received in the Exchange, together with approximately 1.5 million shares of TCI Group Series A Stock that the Magness Estate previously owned (collectively, the "Option Shares"), to two investment banking firms (the "Investment Bankers") for approximately $530 million (the "Sale Price") and (c) TCI entered into an agreement with the Investment Bankers whereby TCI has the option, but not the obligation, to purchase the Option Shares at any time on or before June 16, 1999 (the "Option Period"). The preceding transactions are referred to collectively as the "June 16 Stock Transaction". During the Option Period, the Company and the Investment Bankers are to settle quarterly any increase or decrease in the market value of the Option Shares. If the market value of the Option Shares exceeds the Investment Bankers' cost, Option Shares with a fair value equal to the difference between the market value and cost will be segregated from the other Option Shares. If the market value of the Option Shares is less than the Investment Bankers' cost, the Company, at its option, will settle such difference with shares of TCI Group Series A Stock or TCI Ventures Group Series A Stock or, subject to certain conditions, with cash or letters of credit. In addition, the Company is required to pay the Investment Bankers a quarterly fee equal to the London Interbank Offered Rate ("LIBOR") plus 1% on the Sale Price, as adjusted for payments made by the Company pursuant to any quarterly settlement with the Investment Bankers. Due to the Company's ability to settle quarterly price fluctuations and fees with shares of TCI Group Series A Stock or TCI Ventures Group Series A Stock the Company records all amounts received or paid under this arrangement as increases or decreases, respectively, to equity. During the fourth quarter of 1997, the Company repurchased 4 million shares of TCI Group Series A Stock from one of the Investment Bankers for an aggregate cash purchase price of $66 million. Additionally, as a result of the Exchange Offers and certain open market transactions that were completed to obtain the desired weighting of TCI Group Series A Stock and TCI Ventures Group Series A Stock, the Investment Bankers disposed of 4,210,308 shares of TCI Group Series A Stock and acquired 23,407,118 shares of TCI Ventures Group Series A Stock during the last half of 1997. As a result of the foregoing transactions and certain transactions related to the January 5, 1998 settlement of litigation involving the Magness Estate, as described below, the Option Shares were comprised of 6,201,042 shares of TCI Group Series A Stock and 11,740,610 shares of TCI Ventures Group Series A Stock at March 31, 1998. At March 31, 1998, the market value of the Option Shares exceeded the Investment Bankers' cost by $201 million. Pursuant to a certain Letter Agreement, dated June 16, 1997, between Dr. Malone, TCI's Chairman and Chief Executive Officer, and the Magness Estate, Dr. Malone agreed to waive certain rights of first refusal with respect to shares of Series B TCI Group Stock beneficially owned by the Magness Estate. Such rights of first refusal arise from a letter agreement, dated June 17, 1988, among Bob Magness, Kearns-Tribune Corporation and Dr. Malone, pursuant to which Dr. Malone was granted a right of first refusal to acquire any shares of TCI Group Series B Stock which the other parties proposed to sell. As a result of Dr. Malone's rights under such June 17, 1988 letter agreement, such waiver was necessary in order for the Magness Estate to consummate the Exchange and the Sale.



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

         In connection with the Magness Settlement, portions of the Exchange and Sale were unwound such that (i) 10,201,041 shares of TCI Group Series A Stock and 11,666,506 shares of TCI Ventures Group Series A Stock were returned to TCI as authorized but unissued shares, (ii) the Magness Estate returned to the Investment Bankers the portion of the Sales Price attributable to such returned shares and (iii) and the Magness Estate paid $11 million to TCI representing a reimbursement of the Exchange fees incurred by TCI from June 16, 1997 through February 9, 1998 with respect to such returned shares. TCI then issued to the Magness Estate 10,017,145 shares of TCI Group Series B Stock and 12,034,298 shares of TCI Ventures Series B Stock. In addition, as part of the Magness Settlement, TCI issued 1,339,415 shares of TCI Group Series B Stock to the Estate of Betsy Magness in exchange for an equal number of shares of TCI Group Series A Stock and issued 1,531,834 shares of TCI Ventures Group Series B Stock for an equal number of shares of TCI Ventures Group Series A Stock

         On February 9, 1998, in connection with the Magness Settlement, TCI entered into a call agreement (the "Malone Call Agreement") with Dr. Malone and Dr. Malone's wife (together with Dr. Malone, the "Malones"), under which the Malones granted to TCI the right to acquire any shares of TCI stock which are entitled to cast more than one vote per share (the "High-Voting Shares") owned by the Malones, which currently consist of an aggregate of approximately 60 million High-Voting Shares upon Dr. Malone's death or upon a contemplated sale of the High-Voting Shares (other than a minimal amount) to third persons. In either such event, TCI has the right to acquire the shares at a maximum price equal to the then relevant market price of shares of "low-voting" Series A Stock plus a ten percent premium. The Malones also agreed that if TCI were ever to be sold to another entity, then the maximum premium that the Malones would receive on their High-Voting Shares would be no greater than a ten percent premium over the price paid for the relevant shares of Series A Stock. TCI paid $150 million to the Malones in consideration of them entering into the Malone Call Agreement.

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

         MATERIAL CHANGES IN RESULTS OF OPERATIONS

         GENERAL

         Summarized operating data with respect to TCI is presented below for the indicated periods:


                                                              Three months ended March 31,
                                                           ---------------------------------
                                                             1998*                   1997
                                                           ----------             ----------
                                                                  amounts in millions
Revenue                                                    $    1,872                  1,827

Operating, selling, general and administrative
   expenses                                                    (1,166)                (1,089)
Stock compensation                                               (229)                   (15)
Depreciation and amortization                                    (434)                  (374)
                                                           ----------             ----------

    Operating income                                               43                    349

Interest expense                                                 (285)                  (289)
Share of losses of affiliates, net                               (238)                  (156)
Minority interests in earnings of
   consolidated subsidiaries                                      (30)                   (38)
Gain on dispositions of assets                                  1,101                     19
Other, net                                                         (5)                    19
                                                           ----------             ----------

   Earnings (loss) before income taxes                            586                    (96)

Income tax benefit (expense)                                     (240)                    38
                                                           ----------             ----------

    Net earnings (loss)                                    $      346                    (58)
                                                           ==========             ==========


* Restated - see note 15 to the accompanying consolidated financial statements of TCI.

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

         TCI VENTURES GROUP

         The following table sets forth certain financial information for the TCI Ventures Group and the businesses attributed to it during the three months ended March 31, 1998 and 1997:


                                                         Three months ended March 31,
                                          ----------------------------------------------------------
                                                     1998 (5)                         1997
                                          -------------------------         ------------------------
                                                           dollar amounts in thousands
Revenue:
   UVSG                                $      140,317            67%      $      122,876        50%
   ETC                                         21,766            10               23,560         9
   NDTC (1)                                    21,067            10               24,013        10
   TINTA (2)                                   12,544             6               65,611        27
   WTCI                                         8,383             4                9,095         4
   @Home                                        5,773             3                  809        --
   Corporate and other                          1,148            --                1,056        --
                                       --------------       -------       --------------     -----
                                       $      210,998           100%      $      247,020       100%
                                       ==============       =======       ==============     =====

Operating, selling, general,
   administrative:
      UVSG                             $      114,940            61%      $      100,902        51%
      ETC                                      22,391            12               25,917        13
      NDTC                                     16,861             9               12,396         6
      TINTA (2)                                 9,817             5               40,513        21
      WTCI                                      5,302             3                5,681         3
      @Home                                    15,800             8                8,326         4
      Corporate and other                       4,115             2                3,994         2
                                       --------------       -------       --------------     -----
                                       $      189,226           100%      $      197,729       100%
                                       ==============       =======       ==============     =====
Depreciation, amortization, stock
   compensation and other non-cash
   charges
      UVSG                             $       15,062            12       $        8,736        18%
      ETC                                         375            --                1,838         4
      NDTC                                     10,373             8                7,103        14
      TINTA (2)                                10,458             8               15,679        32
      WTCI                                      3,960             3                2,124         4
      @Home                                    13,469            11                1,574         3
      Corporate and other (3)                  74,645            58               12,352        25
                                       --------------       -------       --------------     -----
                                       $      128,342           100%      $       49,406       100%
                                       ==============       =======       ==============     =====
Operating income (loss):
      UVSG                             $       10,315            (4)      $       13,238        (4)
      ETC                                      (1,000)                            (4,195)
      NDTC                                     (6,167)                             4,514
      TINTA (2)                                (7,731)                             9,419
      WTCI                                       (879)                             1,290
      @Home                                   (23,496)                            (9,091)
      Corporate and other                     (77,612)                           (15,290)
                                       --------------                     --------------
                                       $     (106,570)                    $         (115)
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
                                                                  =============


         (3) Amount includes stock compensation expense of $74.1 million and $8.3 million for the three months ended March 31, 1998 and 1997, respectively.

         (4)     Not meaningful.

         (5) Restated - see note 16 to the accompanying combined financial statements of TCI Ventures Group.

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


         The $5.1 million or 12% increase in depreciation and amortization expense during the three months ended March 31, 1998, as compared to the corresponding prior year period, is primarily the result of increases in @Home's and UVSG's depreciation and amortization, which effects were partially offset by the deconsolidation of Cablevision.

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


         The minority interests' share of net losses was $8.3 million and $616,000 during the three months ended March 31, 1998 and 1997, respectively. Such increase is primarily attributable to increases in @Home's net losses.

         Net Losses

         The TCI Ventures Group reported net losses of $195.2 million and $77.3 million during the three months ended March 31, 1998 and 1997, respectively. Included in such amounts was the recognition of certain non-operating gains aggregating $52.5 million and $28.9 million during the three months ended March 31, 1998 and 1997, respectively. With the exception of UVSG, WTCI and the Puerto Rico Subsidiary, the entities included in the TCI Ventures Group's combined financial statements generally have sustained losses since their respective inception dates. Any improvements in such entities' results of operations are largely dependent upon the ability of such entities to increase their respective customer bases while maintaining pricing structures and controlling costs. There can be no assurance that any such improvements will occur.

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

         TCI VENTURES GROUP

         The following table sets forth total assets and debt and capital lease obligations for the TCI Ventures Group and each of the businesses attributed to it:


                                                                                March 31,
                                                                                  1998 (1)
                                                                           ------------------
                                                                           amounts in thousands
         Total assets
             TINTA                                                         $         1,381,743
             TCI Telephony                                                             754,757
             UVSG                                                                      656,425
             NDTC                                                                      351,172
             @Home                                                                     389,855
             ETC                                                                        86,836
             WTCI                                                                       81,338
             Other                                                                     121,912
                                                                           -------------------
                                                                           $         3,824,038
                                                                           ===================

         Debt and capital lease obligations (2)
             TINTA                                                         $           390,037
             NDTC                                                                      154,427
             UVSG                                                                       25,373
             @Home                                                                      25,239
             Other                                                                      70,000
                                                                           -------------------
                                                                           $           665,076
                                                                           ===================

  --------------------


         (1) Restated - see note 16 to the accompanying combined financial statements of TCI Ventures Group.

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