Form 10-Q/A
period 1998-06-30
TELE COMMUNICATIONS INC /CO/
filed 1999-01-11
CIK 925692

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


                                  FORM 10-Q/A
                                 (Amendment #2)



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


                                        TELE-COMMUNICATIONS, INC.


Date:     January 11, 1999              By: /s/ Stephen M. Brett
                                            -------------------------------
                                            Stephen M. Brett
                                            Executive Vice President,
                                            General Counsel and Secretary

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                                   (unaudited)



                                                                        June 30,       December 31,
                                                                          1998 *           1997
                                                                      ------------     ------------
Assets                                                                     amounts in millions

Cash and cash equivalents                                             $        295              244

Restricted cash (note 4)                                                       314               40

Trade and other receivables, net                                               578              529

Prepaid program rights                                                         120              104

Committed program rights                                                       132              115

Investments in affiliates, accounted for under the equity method,
    and related receivables (note 5)                                         4,455            3,063

Investment in Time Warner, Inc. ("Time Warner") (note 6)                     4,899            3,555

Property and equipment, at cost:
    Land                                                                        70               96
    Distribution systems                                                     9,854           10,784
    Support equipment and buildings                                          1,741            1,558
                                                                      ------------     ------------
                                                                            11,665           12,438
    Less accumulated depreciation                                            4,789            4,759
                                                                      ------------     ------------
                                                                             6,876            7,679
                                                                      ------------     ------------

Franchise costs                                                             16,083           17,910
    Less accumulated amortization                                            2,645            2,763
                                                                      ------------     ------------
                                                                            13,438           15,147
                                                                      ------------     ------------

Other assets, net of amortization (note 13)                                  2,392            2,001
                                                                      ------------     ------------

                                                                      $     33,499           32,477
                                                                      ============     ============



*Restated - see note 16.



                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                                   (unaudited)


                                                                                  June 30,        December 31,
                                                                                    1998 *            1997
                                                                                ------------      ------------
Liabilities and Stockholders' Equity                                                  amounts in millions
Accounts payable                                                                $        121               169

Accrued interest                                                                         256               258

Accrued programming expense                                                              442               399

Other accrued expenses                                                                   988               997

Deferred option premium (note 6)                                                          --               306

Debt (note 8)                                                                         14,422            15,250

Deferred income taxes                                                                  6,934             6,104

Other liabilities                                                                      1,061               664
                                                                                ------------      ------------

    Total liabilities                                                                 24,224            24,147
                                                                                ------------      ------------

Minority interests in equity of consolidated subsidiaries                              1,534             1,664

Redeemable securities:
    Preferred stock (note 9)                                                             299               655
    Common stock                                                                          37                 5

Company-obligated mandatorily redeemable preferred securities of subsidiary trusts ("Trust Preferred Securities") holding solely subordinated debt
    securities of TCI Communications, Inc.  ("TCIC")(note 10)                          1,500             1,500

Stockholders' equity (note 11):
    Series Preferred Stock, $.01 par value                                                --                --
    Class B 6% Cumulative Redeemable Exchangeable Junior Preferred
       Stock, $.01 par value                                                              --                --
    Common stock, $1 par value:
       Series A TCI Group. Authorized 1,750,000,000 shares; issued
          610,489,561 shares in 1998 and 605,616,143 shares in 1997                      610               606
       Series B TCI Group. Authorized 150,000,000 shares; issued
          73,942,428 shares in 1998 and 78,203,044 shares in 1997                         74                78
       Series A Liberty Media Group.  Authorized 750,000,000 shares;
          issued 357,740,005 shares in 1998 and 344,962,521 shares in 1997               358               345
       Series B Liberty Media Group.  Authorized 75,000,000 shares;
          issued 35,245,018 shares in 1998 and 35,180,385 shares in 1997                  35                35
       Series A TCI Ventures Group. Authorized 750,000,000 shares;
          issued 377,092,104 shares in 1998 and 377,386,032 shares in 1997               377               377
       Series B TCI Ventures Group. Authorized 75,000,000 shares;
          issued 45,799,330 shares in 1998 and 32,532,800 shares in 1997                  46                33
    Additional paid-in capital                                                         5,271             5,063
    Accumulated other comprehensive earnings, net of taxes (note 1)                    1,630               772
    Accumulated deficit                                                                 (765)             (812)
                                                                                ------------      ------------
                                                                                       7,636             6,497
    Treasury stock and common stock held by subsidiaries, at cost (note 11)           (1,731)           (1,991)
                                                                                ------------      ------------

          Total stockholders' equity                                                   5,905             4,506
                                                                                ------------      ------------
Commitments and contingencies (notes 2, 5, 7 and 14)
                                                                                $     33,499            32,477
                                                                                ============      ============



* Restated-see note 16.


See accompanying notes to consolidated financial statements.

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations
                                   (unaudited)



                                                                                     Three months ended         Six months ended
                                                                                           June 30,                  June 30,
                                                                                     --------------------      --------------------
                                                                                       1998 *      1997         1998 *       1997
                                                                                     -------      -------      -------      -------
                                                                                                  amounts in millions,
                                                                                                except per share amounts
Revenue                                                                              $ 1,813        1,882        3,685        3,703

Operating costs and expenses:
   Operating                                                                             685          731        1,423        1,421
   Selling, general and administrative                                                   462          435          890          828
   Stock compensation                                                                    183           56          412           71
   Depreciation and amortization                                                         434          407          868          781
                                                                                     -------      -------      -------      -------
                                                                                       1,764        1,629        3,593        3,101
                                                                                     -------      -------      -------      -------

         Operating income                                                                 49          253           92          602

Other income (expense):
   Interest expense                                                                     (251)        (294)        (536)        (583)
   Interest and dividend income                                                           18           18           39           39
   Share of losses of affiliates, net (note 5)                                          (351)        (182)        (589)        (338)
   Loss on early extinguishment of debt (note 8)                                         (22)         (11)         (38)         (11)
   Minority interests in earnings of consolidated subsidiaries, net
      (note 10)                                                                          (35)         (56)         (65)         (94)
   Gain on issuance of equity interest by subsidiary (note 7)                             --           21           38           21
   Gain on issuance of stock by equity investee (note 5)                                 201           --          201           --
   Gain on disposition of assets (notes 6 and 7)                                          36           43        1,099           62
   Other, net                                                                            (19)          (4)         (29)          (6)
                                                                                     -------      -------      -------      -------
                                                                                        (423)        (465)         120         (910)
                                                                                     -------      -------      -------      -------

      Earnings (loss) before income taxes                                               (374)        (212)         212         (308)

Income tax benefit (expense)                                                              75           58         (165)          96
                                                                                     -------      -------      -------      -------

      Net earnings (loss)                                                               (299)        (154)          47         (212)

Dividend requirements on preferred stocks                                                 (2)         (11)         (13)         (21)
                                                                                     -------      -------      -------      -------

      Net earnings (loss) attributable to common stockholders                        $  (301)        (165)          34         (233)
                                                                                     =======      =======      =======      =======

Net earnings (loss) attributable to common stockholders:
   TCI Group Series A and Series B common stock                                      $  (144)        (171)          83         (255)
   Liberty Media Group Series A and Series B common stock                                (65)           6          238           22
   TCI Ventures Group Series A and Series B common stock                                 (92)          --         (287)          --
                                                                                     -------      -------      -------      -------

                                                                                     $  (301)        (165)          34         (233)
                                                                                     =======      =======      =======      =======
Basic earnings (loss) attributable to common stockholders per common share (note 3):
     TCI Group Series A and Series B common stock                                    $  (.28)        (.25)         .16         (.38)
                                                                                     =======      =======      =======      =======
     Liberty Media Group Series A and Series B common stock                          $  (.18)         .02          .67          .06
                                                                                     =======      =======      =======      =======
     TCI Ventures Group Series A and Series B common stock                           $  (.22)          --         (.68)          --
                                                                                     =======      =======      =======      =======

Diluted earnings (loss) attributable to common stockholders per common and potential common share (note 3):
     TCI Group Series A and Series B common stock                                    $  (.28)        (.25)         .15         (.38)
                                                                                     =======      =======      =======      =======
     Liberty Media Group Series A and Series B common stock                          $  (.18)         .02          .61          .05
                                                                                     =======      =======      =======      =======
     TCI Ventures Group Series A and Series B common stock                           $  (.22)          --         (.68)          --
                                                                                     =======      =======      =======      =======

Comprehensive earnings (loss) (note 1)                                               $   209         (127)         905         (210)
                                                                                     =======      =======      =======      =======



* Restated - see note 16.


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
                                                       ========   ========   ========   ========  ========   ========   ========


                                                                                                  Treasury
                                                                                                  stock and
                                                                                                   common
                                                                      Accumulated                   stock
                                                           Additional   other                       held by           Total
                                                            paid-in  comprehensive  Accumulated   subsidiaries,   stockholders'
                                                            capital    earnings       deficit *     at cost           equity *
                                                            --------   --------       --------      --------         --------
                                                                                      amounts in millions
Balance at January 1, 1998                                     5,063        772            (812)    (1,991)           4,506

    Net earnings                                                  --         --              47         --               47
    Exchange of common stock in connection with
      the Magness Settlement (note 12)                           509         --              --       (533)              --
    Issuance of common stock in connection with
      settlement of litigation                                    48         --              --         (3)              47
    Reclassification to redeemable securities
      of redemption amount of common stock
      subject to put obligation                                  (32)        --              --         --              (32)
    Premium received in connection with put
      obligation                                                   3         --              --         --                3
    Issuance of common stock for acquisitions
      (note 7)                                                   353         --              --         --              374
    Repurchase of common stock to be held in
      treasury                                                    --         --              --         (5)              (5)
    Repurchase and retirement of common stock                     (8)        --              --         --               (8)
    Retirement of common stock held in treasury                 (760)        --              --        801               --
    Gain from issuance of equity by subsidiary
      and equity investee, net of taxes (note 5)                  67         --              --         --               67
    Issuance of common stock upon conversion of
      notes and preferred stock (notes
      8 and 9)                                                   329         --              --         --              349
    Payment of call premiums (note 12)                          (274)        --              --         --             (274)
    Recognition of fees related to Exchange
      (note 12)                                                  (20)        --              --         --              (20)
    Reimbursement of fees related to Exchange
      (note 12)                                                   11         --              --         --               11
    Accreted dividends on all classes of
      preferred stock                                            (13)        --              --         --              (13)
    Accreted dividends on all classes of
      preferred stock not subject to mandatory
      redemption requirements                                      5         --              --         --                5
    Payment of preferred stock dividends                         (10)        --              --         --              (10)
    Foreign currency translation adjustment                       --         (3)             --         --               (3)
    Change in unrealized holding gains for
      available-for-sale securities, net of
      taxes                                                       --        861              --         --              861
                                                            --------   --------        --------   --------         --------

Balance at June 30, 1998                                       5,271      1,630            (765)    (1,731)           5,905
                                                            ========   ========        ========   ========         ========



* Restated - see note 16.


See accompanying notes to consolidated financial statements.

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (unaudited)



                                                                                Six months ended
                                                                                    June 30,
                                                                           ---------------------------
                                                                               1998 *         1997
                                                                           ------------   ------------
                                                                                amounts in millions
                                                                                   (see note 4)
Cash flows from operating activities:
   Net earnings (loss)                                                     $         47           (212)
   Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
        Depreciation and amortization                                               868            781
        Stock compensation                                                          412             71
        Payments of obligation relating to stock compensation                      (136)           (14)
        Share of losses of affiliates, net                                          589            338
        Loss on early extinguishment of debt                                         38             11
        Minority interests in earnings of consolidated subsidiaries, net             65             94
        Gain on issuance of equity interest by subsidiary                           (38)           (21)
        Gain on issuance of stock by equity investee                               (201)            --
        Gain on disposition of assets                                            (1,099)           (62)
        Deferred income tax expense (benefit)                                       122           (147)
        Payments of restructuring charges                                            (5)           (19)
        Other noncash credits                                                        (1)            --
        Changes in operating assets and liabilities, net of
          the effect of acquisitions:
             Change in receivables                                                  (40)          (125)
             Change in prepaids                                                     (33)           (92)
             Change in other accruals and payables                                  (46)           162
                                                                           ------------   ------------

                Net cash provided by operating activities                           542            765
                                                                           ------------   ------------

Cash flows from investing activities:
   Cash paid for acquisitions                                                       (72)          (206)
   Capital expended for property and equipment                                     (560)          (215)
   Investments in and loans to affiliates                                          (788)          (184)
   Collections of loans to affiliates                                               952             72
   Proceeds from disposition of assets                                              643            193
   Change in restricted cash                                                       (274)           (13)
   Cash received in exchanges                                                        --             15
   Other investing activities                                                       (10)           (14)
                                                                           ------------   ------------

               Net cash used in investing activities                               (109)          (352)
                                                                           ------------   ------------

Cash flows from financing activities:
   Borrowings of debt                                                             2,966          1,238
   Repayments of debt                                                            (2,895)        (2,030)
   Prepayment penalties                                                             (34)            (7)
   Repurchase of common stock to be held in treasury                                 (5)           (13)
   Repurchase and retirement of common stock                                         (8)            --
   Repurchase of subsidiary common stock                                             (7)           (42)
   Payment of preferred stock dividends                                             (23)           (23)
   Payment of dividends on subsidiary preferred stock and Trust Preferred
      Securities                                                                    (95)           (85)
   Payment of call premiums                                                        (274)            --
   Proceeds from issuance of subsidiary preferred stock                              --             48
   Proceeds from issuance of Trust Preferred Securities                              --            490
   Other financing activities                                                        (7)            10
                                                                           ------------   ------------

               Net cash used in financing activities                               (382)          (414)
                                                                           ------------   ------------

               Net increase (decrease) in cash and cash equivalents                  51             (1)

               Cash and cash equivalents at beginning of period                     244            355
                                                                           ------------   ------------

               Cash and cash equivalents at end of period                  $        295            354
                                                                           ============   ============



* Restated - see note 16.


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


         Significant noncash investing and financing activities are reflected in the following table.



                                                                          Six months ended
                                                                              June 30,
                                                                          ----------------
                                                                           1998*     1997
                                                                          ------    ------
                                                                         amounts in millions
          Cash paid for acquisitions:
             Aggregate cost basis of assets acquired                      $ (729)   (1,123)
             Liabilities assumed, net of current assets                        3       622
             Deferred tax liability recorded in acquisitions                 107        34
             Acquisition of minority interests in equity of consolidated
                subsidiaries                                                (179)        3
             Elimination of notes receivable from affiliates                 350        --
             Common stock and preferred stock issued in acquisitions         376       258
                                                                          ------    ------
                  Cash paid for acquisitions                              $  (72)     (206)
                                                                          ======    ======
          Cash received in exchanges:
             Aggregate cost basis of assets acquired                      $   --      (395)
             Historical cost of assets exchanged                              --       399
             Gain recorded on exchange of assets                              --        11
                                                                          ------    ------
                  Cash received in exchanges                              $   --        15
                                                                          ======    ======

          Costs of distribution agreements                                $   83        --
                                                                          ======    ======



         * Restated - see note 16.



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


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



         @Home has entered into exclusive distribution agreements with certain cable operators. In connection with the distribution agreements, @Home has issued warrants to such cable operators to purchase 17,946,956 shares of @Home's Series A common stock. Of these warrants, warrants to purchase 10,581,298 shares were exercisable as of June 30, 1998. @Home may issue additional stock, or warrants in connection with its efforts to expand its distribution of the @Home service to other cable operators. The exercise of warrants or stock issued by @Home will reduce the Company's equity interest and voting power in @Home. See note 16.


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



                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



         A reconciliation of reportable segment operating cash flow to the Company's consolidated earnings (loss) before income tax is as follows:



                                                              Six months ended June 30,
                                                             ---------------------------
                                                                 1998 *         1997
                                                             ------------   ------------
                                                                  amounts in millions
 Total operating cash flow for reportable segments           $      1,327          1,365
 Other operating cash flow                                             45             89
 Other items excluded from operating cash flow:
          Depreciation and amortization                              (868)          (781)
          Stock compensation                                         (412)           (71)
          Interest expense                                           (536)          (583)
          Interest and dividend income                                 39             39
          Share of losses of affiliates, net                         (589)          (338)
          Loss on early extinguishment of debt                        (38)           (11)
          Minority interest in earnings of consolidated
             subsidiaries, net                                        (65)           (94)
          Gain on issuance of equity interest by subsidiary            38             21
          Gain on issuance of stock by equity investee                201             --
          Gain on disposition of assets                             1,099             62
          Other, net                                                  (29)            (6)
                                                             ------------   ------------
             Earnings (loss) before income taxes             $        212           (308)
                                                             ============   ============

* Restated - see note 16.





(16)     Restatement Associated with Costs of Distribution Agreements

         The Company has restated its consolidated financial statements to record non-cash costs of certain distribution agreements as assets to be amortized over the exclusivity periods set forth in the respective distribution agreements. Such non-cash costs had originally been expensed in the period that the underlying warrants had become exercisable. This restatement resulted in a $222.0 million increase to other assets and a $134.5 million increase to minority interests in consolidated subsidiaries at June 30, 1998. In addition, the restatement resulted in a $22.7 million increase to net earnings and a $.05 decrease to basic and diluted net loss attributable to common stockholders per share of TCI Ventures Group Stock for the six months ended June 30, 1998. See note 13.

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



                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



(13)     Transactions with Officers and Directors


         On June 16, 1997, (a) TCI Group issued 30,545,864 shares of TCI Group Series A Stock (which shares are entitled to one vote per share) to the Estate of Bob Magness (the "Magness Estate"), the late founder and former Chairman of the Board of TCI in exchange (the "Exchange") for an equal number of shares of TCI Group Series B Stock (which shares are entitled to ten votes per share) owned by the Magness Estate, (b) the Magness Estate sold (the "Sale") the shares of TCI Group Series A Stock received in the Exchange, together with approximately 1.5 million shares of TCI Group Series A Stock that the Magness Estate previously owned (collectively, the "Option Shares"), to two investment banking firms (the "Investment Bankers") for approximately $530 million (the "Sale Price") and (c) TCI entered into an agreement with the Investment Bankers whereby TCI has the option, but not the obligation, to purchase the Option Shares at any time on or before June 16, 1999 (the "Option Period"). The preceding transactions are referred to collectively as the "June 16 Stock Transaction." During the Option Period, TCI Group and the Investment Bankers are to settle quarterly any increase or decrease in the market value of the Option Shares. If the market value of the Option Shares exceeds the Investment Bankers' cost, Option Shares with a fair value equal to the difference between the market value and cost will be segregated from the other Option Shares. If the market value of the Option Shares is less than the Investment Bankers' cost, TCI Group, at its option, will settle such difference with shares of TCI Group Series A Stock or TCI Ventures Group Series A Stock or, subject to certain conditions, with cash or letters of credit. In addition, TCI Group is required to pay the Investment Bankers a quarterly fee equal to LIBOR plus 1% on the Sale Price, as adjusted for payments made by TCI Group pursuant to any quarterly settlement with the Investment Bankers. Due to TCI Group's ability to settle quarterly price fluctuations and fees with shares of TCI Group Series A Stock or TCI Ventures Group Series A Stock, TCI Group records all amounts received or paid under this arrangement as increases or decreases, respectively, to equity. During the fourth quarter of 1997, TCI Group repurchased 4,000,000 shares of TCI Group Series A Stock from one of the Investment Bankers for an aggregate cash purchase price of $66 million. Additionally, as a result of the Exchange Offers and certain open market transactions that were completed to obtain the desired weighting of TCI Group Series A Stock and TCI Ventures Group Series A Stock, the Investment Bankers disposed of 4,210,308 shares of TCI Group Series A Stock and acquired 23,407,118 shares of TCI Ventures Group Series A Stock during the last half of 1997. As a result of the foregoing transactions and certain transactions related to the January 5, 1998 settlement of litigation involving the Magness Estate, as described below, the Option Shares were comprised of 6,201,042 shares of TCI Group Series A Stock and 11,740,610 shares of TCI Ventures Group Series A Stock at June 30, 1998. At June 30, 1998, the market value of the Option Shares exceeded the Investment Bankers' cost by $275 million. The costs and benefits associated with the Option Shares are attributed to TCI Group. Pursuant to a certain Letter Agreement, dated June 16, 1997, between Dr. Malone, TCI's Chairman and Chief Executive Officer, and the Magness Estate, Dr. Malone agreed to waive certain rights of first refusal with respect to shares of Series B TCI Group Stock beneficially owned by the Magness Estate. Such rights of first refusal arise from a letter agreement, dated June 17, 1988, among Bob Magness, Kearns-Tribune Corporation and Dr. Malone, pursuant to which Dr. Malone was granted a right of first refusal to acquire any shares of TCI Group Series B Stock which the other parties proposed to sell. As a result of Dr. Malone's rights under such June 17, 1988 letter agreement, such waiver was necessary in order for the Magness Estate to consummate the Exchange and the Sale.

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

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                             Combined Balance Sheets
                                   (unaudited)



                                                                                 June 30,       December 31,
                                                                                   1998 *          1997
                                                                               ------------    ------------
                                                                                   amounts in thousands
Assets

Cash and cash equivalents                                                      $    193,567         161,495

Trade and other receivables, net                                                     86,967          86,856

Investment in Teleport Communications Group, Inc. ("TCG"), accounted for
    under the equity method (note 9)                                                464,193         294,851

Investments in Sprint Spectrum Holding Company, L.P., MinorCo, L.P. and
    PhillieCo, L.P. (collectively, the "PCS Ventures"), accounted for
    under the equity method (note 10)                                               351,648         607,333

Investment in Telewest Communications plc ("Telewest"), accounted for
    under the equity method (note 11)                                               263,381         324,417

Investment in Cablevision S.A. ("Cablevision"), accounted for under the
    equity method (note 5)                                                          231,957         239,379

Investments in other affiliates, accounted for under the equity method,
    and related receivables (note 12)                                               616,805         631,918

Deferred tax asset (note 15)                                                         13,882          85,737

Property and equipment, at cost:
      Land                                                                            7,893           7,893
      Distribution systems                                                          713,177         851,145
      Support equipment and buildings                                               118,036         116,088
                                                                               ------------    ------------
                                                                                    839,106         975,126
      Less accumulated depreciation                                                 290,847         265,945
                                                                               ------------    ------------
                                                                                    548,259         709,181
                                                                               ------------    ------------

Franchise costs and other intangible assets (note 8)                                807,937         506,107
      Less accumulated amortization                                                 133,555          85,753
                                                                               ------------    ------------
                                                                                    674,382         420,354
                                                                               ------------    ------------

Other assets, net of amortization                                                   433,010         381,726
                                                                               ------------    ------------

                                                                               $  3,878,051       3,943,247
                                                                               ============    ============



* Restated - see note 17.


                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                       Combined Balance Sheets, continued
                                   (unaudited)



                                                                                  June 30,     December 31,
                                                                                    1998 *          1997
                                                                               ------------    ------------
                                                                                    amounts in thousands
Liabilities and Combined Equity

Accounts payable                                                               $     32,021          31,825

Accrued liabilities                                                                  94,548         109,549

Customer prepayments                                                                133,398         133,479

Capital lease obligations                                                           200,458         386,808

Debt (note 13)                                                                      594,000         408,532

Other liabilities                                                                    22,250          18,683
                                                                               ------------    ------------

        Total liabilities                                                         1,076,675       1,088,876
                                                                               ------------    ------------

Minority interests in equity of attributed subsidiaries                             546,967         518,739

Obligation to redeem TCI Ventures Group Stock (note 14)                               2,963              --

Combined equity (notes 6 and 14):
   Combined equity                                                                2,167,415       2,280,466
   Accumulated other comprehensive earnings, net of taxes (note 1)                   75,902          33,661
                                                                               ------------    ------------
                                                                                  2,243,317       2,314,127

   Due to related parties (note 14)                                                   8,129          21,505
                                                                               ------------    ------------

        Total combined equity                                                     2,251,446       2,335,632
                                                                               ------------    ------------

Commitments and contingencies  (notes 2, 8, 10, 11, 12, 14 and 16)             $  3,878,051       3,943,247
                                                                               ============    ============



* Restated - see note 17.


See accompanying notes to combined financial statements.

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                        Combined Statements of Operations
                                   (unaudited)


                                                                       Three months ended              Six months ended
                                                                             June 30,                      June 30,
                                                                 ---------------------------    ---------------------------
                                                                     1998 *         1997            1998 *         1997
                                                                 -----------    ------------    ------------   ------------
                                                                                   amounts in thousands,
                                                                                  except per share amounts
Revenue:
    Related parties (note 14)                                    $    10,666           9,665          21,449         24,065
    Other                                                            214,465         242,455         414,680        475,075
                                                                 -----------    ------------    ------------   ------------
                                                                     225,131         252,120         436,129        499,140
                                                                 -----------    ------------    ------------   ------------
Operating costs and expenses:
    Operating:
       Related parties (note 14)                                      12,726          14,369          24,970         30,219
       Other                                                         131,709         131,988         257,430        249,222
    General and administrative:
       Related parties (note 14)                                       4,076           2,212           6,270          4,424
       Other                                                          53,502          63,562         102,569        125,995
    Stock compensation (note 14)                                      44,696           4,663         126,786         12,925
    Depreciation and amortization                                     49,425          44,020          95,677         85,164
                                                                 -----------    ------------    ------------   ------------
                                                                     296,134         260,814         613,702        507,949
                                                                 -----------    ------------    ------------   ------------

          Operating loss                                             (71,003)         (8,694)       (177,573)        (8,809)

Other income (expense):
    Share of losses of the PCS Ventures (note 10)                   (168,588)        (93,849)       (323,790)      (157,385)
    Share of losses of Telewest (note 11)                            (33,498)        (31,750)        (63,717)       (73,458)
    Share of losses of TCG (note 9)                                  (14,337)        (14,049)        (32,043)       (27,817)
    Share of losses of Cablevision (note 5)                           (4,386)             --          (7,591)            --
    Share of losses of other affiliates (note 12)                    (25,072)        (27,301)        (49,712)       (50,409)
    Interest expense                                                 (14,495)        (15,348)        (23,599)       (29,544)
    Interest income:
       Related parties (note 14)                                         595           2,726           1,637          3,752
       Other                                                           2,429           1,893           4,697          3,901
    Gain on disposition of assets, net                                 4,109              --          41,897         28,893
    Gain on issuance of stock by equity investee (note 9)            201,385          21,251         201,385         21,251
    Gain on issuance of equity interest by attributed entity
       (note 7)                                                           --              --          14,700             --
    Minority interests in (earnings) losses of attributed
       subsidiaries, net                                               9,092          (9,076)         17,421         (8,460)
    Other, net                                                        (1,947)          3,984             132          6,250
                                                                 -----------    ------------    ------------   ------------
                                                                     (44,713)       (161,519)       (218,583)      (283,026)
                                                                 -----------    ------------    ------------   ------------

          Loss before income taxes                                  (115,716)       (170,213)       (396,156)      (291,835)

Income tax benefit                                                    24,779          58,307         109,973        102,677
                                                                 -----------    ------------    ------------   ------------

          Net loss                                               $   (90,937)       (111,906)       (286,183)      (189,158)
                                                                 ===========    ============    ============   ============

Basic and diluted loss attributable to common stockholders
    per common share subsequent to TCI Ventures Exchange
    (note 3)                                                     $     (0.22)                         (0.68)
                                                                 ===========                    ===========

Comprehensive loss (note 1)                                      $   (58,612)        (87,405)       (243,942)      (194,035)
                                                                 ===========    ============    ============   ============





* Restated - see note 17.


See accompanying notes to combined financial statements.

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                          Statement of Combined Equity

                         Six months ended June 30, 1998
                                   (unaudited)




                                                                   Accumulated
                                                                      other
                                                                   comprehensive       Due to            Total
                                                    Combined          earnings,        related           combined
                                                     equity *       net of taxes       parties           equity *
                                                   ------------     ------------     ------------     ------------
                                                                      amounts in thousands
Balance at January 1, 1998                         $  2,280,466           33,661           21,505        2,335,632
   Net loss                                            (286,183)              --               --         (286,183)
   Repurchases of TCI Ventures Group Stock               (3,857)              --               --           (3,857)
   Issuance of TCI Ventures Group Stock for
     acquisition of minority interest (note 6)          177,661               --               --          177,661
   Payment of call premiums (note 14)                   (75,836)              --               --          (75,836)
   Transfer of net liabilities to related party
     (note 14)                                           49,528               --               --           49,528
   Adjustment to minority interest deficit in
     joint venture (note 7)                              24,524               --               --           24,524
   Excess of earnings over distributions to
     minority interest in joint venture                   3,969               --               --            3,969
   Reclassification of redemption amount of TCI
     Ventures Group Stock subject to put
     obligation                                          (2,963)              --               --           (2,963)
   Premium received in connection with put
     obligation                                             348               --               --              348
   Interest on equity swap                                 (242)              --               --             (242)
   Foreign currency translation adjustment                   --           (3,580)              --           (3,580)
   Change in unrealized holding gains for
     available-for-sale securities                           --           45,821               --           45,821
   Change in due to related parties                          --               --          (13,376)         (13,376)
                                                   ------------     ------------     ------------     ------------

Balance at June 30, 1998                           $  2,167,415           75,902            8,129        2,251,446
                                                   ============     ============     ============     ============



* Restated - see note 17.

See accompanying notes to combined financial statements.

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                        Combined Statements of Cash Flows
                                   (unaudited)



                                                                                           Six months ended
                                                                                               June 30,
                                                                                    -----------------------------
                                                                                        1998 *           1997
                                                                                    ------------     ------------
                                                                                         amounts in thousands
                                                                                             (see note 4)
Cash flows from operating activities:
   Net loss                                                                         $   (286,183)        (189,158)
   Adjustments to reconcile net loss to net cash provided by (used
     in) operating activities:
        Depreciation and amortization                                                     95,677           85,164
        Stock compensation                                                               126,786           12,925
        Payment of obligation relating to stock compensation                             (69,020)             (57)
        Share of losses of affiliates, net                                               476,853          309,069
        Gain on disposition of assets, net                                               (41,897)         (28,893)
        Gain on issuance of stock by equity investee                                    (201,385)         (21,251)
        Gain on issuance of equity interest by attributed entity                         (14,700)              --
        Minority interests' share of losses (earnings), net                              (17,421)           8,460
        Other noncash charges (credits)                                                     (236)           2,304
        Deferred income tax expense (benefit)                                             42,546           (5,690)
        Intergroup tax allocation                                                       (166,467)        (104,621)
        Changes in operating assets and liabilities, net of the effect of acquisitions and the deconsolidation of Flextech p.l.c.:
             Change in receivables                                                           804           (4,297)
             Change in payables, accruals, customer prepayments and
                other liabilities                                                         (1,370)         (20,919)
                                                                                    ------------     ------------

                 Net cash provided by (used in) operating activities
                                                                                    $    (56,013)          43,036
                                                                                    ------------     ------------



                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                  Combined Statements of Cash Flows, continued
                                   (unaudited)


                                                                                     Six months ended
                                                                                         June 30,
                                                                               -----------------------------
                                                                                   1998 *           1997
                                                                               ------------     ------------
                                                                                    amounts in thousands
                                                                                        (see note 4)
Cash flows from investing activities:
   Investments in and loans to affiliates                                      $   (160,887)        (145,997)
   Capital expended for property and equipment                                      (59,770)         (87,052)
   Proceeds from dispositions of assets                                              82,951               --
   Maturities (purchases) of marketable securities, net                              32,667          (35,419)
   Collections of loans to affiliates                                                13,012           70,430
   Effect of the deconsolidation of Flextech p.l.c. on cash and cash
      equivalents                                                                        --          (38,142)
   Cash paid for acquisitions, net                                                       --          (11,993)
   Other, net                                                                        (6,527)          (7,574)
                                                                               ------------     ------------

                 Net cash used in investing activities                              (98,554)        (255,747)
                                                                               ------------     ------------

Cash flows from financing activities:
   Borrowings of debt                                                               204,000          195,290
   Repayments of debt and capital lease obligations                                 (22,814)        (214,242)
   Payment of call premiums                                                         (75,836)              --
   Repurchase of common stock by attributed entities                                 (6,947)         (42,014)
   Repurchase of TCI Ventures Group Stock                                            (3,857)              --
   Proceeds from issuance of preferred stock                                             --           48,245
   Repayments received on loan to TCI                                                83,356          122,782
   Change in amounts due to related parties                                          11,969               --
   Change in combined equity                                                             --           78,599
   Distribution to minority interest owners                                          (3,704)          (7,000)
   Other, net                                                                           472             (950)
                                                                               ------------     ------------

                 Net cash provided by financing activities                          186,639          180,710
                                                                               ------------     ------------

                 Net increase (decrease) in cash and cash equivalents                32,072          (32,001)

                 Cash and cash equivalents: Beginning of period                     161,495          105,527
                                                                               ------------     ------------

                     End of period                                             $    193,567           73,526
                                                                               ============     ============



* Restated - see note 17.


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


         Significant noncash investing activities are as follows:



                                                                        Six months ended
                                                                            June 30,
                                                                       ------------------
                                                                         1998*        1997
                                                                         -----        ----

          Costs of distribution agreements                             $ 83,320        --
                                                                       ========  ========



         * Restated -- See note 17.


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


         @Home has entered into exclusive distribution agreements with certain cable operators. In connection with the distribution agreements, @Home has issued warrants to such cable operators to purchase 17,946,956 shares of @Home's Series A common stock. Of these warrants, warrants to purchase 10,581,298 shares were exercisable as of June 30, 1998. @Home may issue additional stock, or warrants in connection with its efforts to expand its distribution of the @Home service to other cable operators. The exercise of warrants or stock issued by @Home will reduce TCI Ventures Group's equity interest and voting power in @Home. See note 17.


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


(17)     Restatement Associated with Costs of Distribution Agreements

         TCI Ventures Group has restated its combined financial statements to record non-cash costs of certain distribution agreements as assets to be amortized over the exclusivity periods set forth in the respective distribution agreements. Such non-cash costs had originally been expensed in the period that the underlying warrants had become excercisable. This restatement resulted in a $222.0 million increase to other assets and a $134.5 million increase to minority interests in attributed subsidiaries at June 30, 1998. In addition, the restatement resulted in a $22.7 million decrease to net loss and a $.05 decrease to basic and diluted net loss attributable to common stockholders per share of TCI Venture Group Stock for the six months ended June 30, 1998. See note 8.

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

         MATERIAL CHANGES IN RESULTS OF OPERATIONS

         GENERAL

         Summarized operating data with respect to TCI is presented below for the indicated periods:


                                                         Three months ended                 Six months ended
                                                              June 30,                          June 30,
                                                   ----------------------------    --------------------------------
                                                        1998 *          1997             1998 *           1997
                                                    ------------   ------------    -------------    ---------------
                                                                         amounts in millions
Revenue                                             $      1,813          1,882            3,685              3,703

Operating, selling, general and administrative
    expenses                                               1,147          1,166            2,313              2,249
Stock compensation                                           183             56              412                 71
Depreciation and amortization                                434            407              868                781
                                                    ------------   ------------    -------------    ---------------

     Operating income                                         49            253               92                602

Interest expense                                            (251)          (294)            (536)              (583)
Share of losses of affiliates, net                          (351)          (182)            (589)              (338)
Minority interests in earnings of consolidated
    subsidiaries                                             (35)           (56)             (65)               (94)
Gain on dispositions of assets                               237             64            1,338                 83
Other, net                                                   (23)             3              (28)                22
                                                    ------------   ------------    -------------    ---------------
                                                            (423)          (465)             120               (910)
                                                    ------------   ------------    -------------    ---------------
    Earnings (loss) before income taxes                     (374)          (212)             212               (308)
Income tax benefit (expense)                                  75             58             (165)                96
                                                    ------------   ------------    -------------    ---------------

     Net earnings (loss)                            $       (299)          (154)              47               (212)
                                                    ============   ============    =============    ===============



* Restated - see note 16 to the accompanying consolidated financial statements of TCI.

         The operating results of each of TCI Group, Liberty Media Group and TCI Ventures Group are separately discussed below.

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

         TCI VENTURES GROUP

         The following table sets forth certain financial information for the TCI Ventures Group and the businesses attributed to it during the six months ended June 30, 1998 and 1997:


                                                                        Six months ended June 30,
                                                   --------------------------------------------------------------
                                                               1998 (5)                            1997
                                                   ------------------------------      --------------------------
                                                                      dollar amounts in thousands
         Revenue:
             UVSG                                  $       289,545             66%     $      250,977          50%
             NDTC (1)                                       44,275             10              46,881           9
             ETC                                            41,495             10              45,721           9
             TINTA (2)                                      25,672              6             134,156          27
             WTCI                                           17,390              4              17,468           4
             @Home                                          14,993              3               1,833          --
             Corporate and other                             2,759              1               2,104           1
                                                   ---------------       --------      --------------      ------
                                                   $       436,129            100%     $      499,140         100%
                                                   ===============       ========      ==============      ======

         Operating, selling, general,
            administrative:
                UVSG                               $       233,093             60%     $      203,588          50%
                NDTC                                        36,237              9              27,090           7
                ETC                                         45,021             11              53,326          13
                TINTA (2)                                   20,296              5              84,368          20
                WTCI                                        11,378              3              11,288           3
                @Home                                       33,830              9              21,628           5
                Corporate and other                         11,384              3               8,572           2
                                                   ---------------       --------      --------------      ------
                                                   $       391,239            100%     $      409,860         100%
                                                   ===============       ========      ==============      ======
         Depreciation, amortization, stock
             compensation and other non-cash
             charges
                UVSG                               $        29,565             13%     $        9,164           9%
                NDTC                                        19,645              9              14,738          15
                ETC                                          2,964              1               3,221           3
                TINTA (2)                                   15,305              7              33,967          35
                WTCI                                         6,442              3               4,360           5
                @Home                                       30,704             14               3,347           3
                Corporate and other (3)                    117,838             53              29,292          30
                                                   ---------------       --------      --------------      ------
                                                   $       222,463            100%     $       98,089         100%
                                                   ===============       ========      ==============      ======
         Operating income (loss):
                UVSG                               $        26,887             (4)     $       38,225         (4)
                NDTC                                       (11,607)                             5,053
                ETC                                         (6,490)                           (10,826)
                TINTA (2)                                   (9,929)                            15,821
                WTCI                                          (430)                             1,820
                @Home                                      (49,541)                           (23,142)
                Corporate and other                       (126,463)                           (35,760)
                                                   ---------------                     --------------
                                                   $      (177,573)                    $       (8,809)
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
                                                  =============


         (3) Amount includes stock compensation expense of $116.3 million and $11.1 million for the six months ended June 30, 1998 and 1997, respectively.

         (4)      Not meaningful.

         (5) Restated - see note 17 to the accompanying combined financial statements of TCI Ventures Group.


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


         The $5.4 million or 12% and $10.5 million or 12% increases in depreciation and amortization expense during the three and six month periods ended June 30, 1998, respectively, as compared to the corresponding prior year periods, are primarily the result of the effects of increases in @Home's, UVSG's and NDTC's depreciation and amortization, which effects were partially offset by the deconsolidation of Cablevision.

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


         The minority interests' share of net losses increased $18.2 million and $25.9 million during the three and six month periods ended June 30, 1998, respectively, as compared to the corresponding prior year periods. Such increases are primarily attributable to increases in net losses for @Home and TINTA.

         Net Losses


         The TCI Ventures Group's net losses of $90.3 million and $286.2 million during the three and six month periods ended June 30, 1998, respectively, represent increases (decreases) of $(21.6 million) and $97.0 million, as compared to the TCI Ventures Group's net losses of $111.9 million and $189.2 million for the three and six month periods ended June 30, 1997, respectively. Included in such amounts was the recognition of certain non-operating gains aggregating (i) $201.4 million and $21.3 million during the three months ended June 30, 1998 and 1997, respectively, and (ii) $216.1 million and $21.3 million during the six months ended June 30, 1998 and 1997, respectively. With the exception of UVSG, WTCI and the Puerto Rico Subsidiary, the entities included in the TCI Ventures Group's combined financial statements generally have sustained losses since their respective inception dates. Any improvements in such entities' results of operations are largely dependent upon the ability of such entities to increase their respective customer bases while maintaining pricing structures and controlling costs. There can be no assurance that any such improvements will occur.


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

         TCI VENTURES GROUP

         The following table sets forth total assets and debt and capital lease obligations for the TCI Ventures Group and each of the businesses attributed to it:


                                                                                      June 30,
                                                                                        1998 (1)
                                                                                --------------------
                                                                                amounts in thousands
          Total assets
               TINTA                                                            $         1,376,290
               TCI Telephony                                                                821,726
               UVSG                                                                         386,932
               NDTC                                                                         345,276
               @Home                                                                        371,099
               ETC                                                                           82,745
               WTCI                                                                          80,290
               Other                                                                        413,693
                                                                                -------------------
                                                                                $         3,878,051
                                                                                ===================
          Debt and capital lease obligations (2)
               TINTA                                                            $           390,023
               Corporate and other                                                          204,015
               NDTC                                                                         151,539
               UVSG                                                                          22,397
               @Home                                                                         26,484
                                                                                -------------------
                                                                                $           794,458
                                                                                ===================

         (1) Restated - see note 17 to the accompanying combined financial statements of TCI Ventures Group.

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

                                  EXHIBIT INDEX



The following exhibit is filed herewith:


         (27)        Tele-Communications, Inc. Financial Data Schedule