Form 10-Q/A
period 1998-09-30
TELE COMMUNICATIONS INC /CO/
filed 1999-01-11
CIK 925692

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

                                            TELE-COMMUNICATIONS, INC.





Date:      January 11, 1999                 By: /s/ Stephen M. Brett
                                               ----------------------------
                                                    Stephen M. Brett
                                                      Executive Vice President
                                                        General Counsel and
                                                          Secretary

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets
                                  (unaudited)



                                                                    September 30,   December 31,
                                                                       1998*            1997
                                                                    -------------   -----------
Assets                                                                   amounts in millions
Cash and cash equivalents                                           $   320             244

Restricted cash (note 4)                                                375              40

Trade and other receivables, net                                        664             529

Prepaid program rights                                                  128             104

Committed program rights                                                108             115

Investments in affiliates, accounted for under the equity
    method, and related receivables (note 5)                          4,547           3,063

Investment in Time Warner, Inc. ("Time Warner") (note 6)              5,021           3,555

Investment in AT&T Corp. ("AT&T") (note 7)                            2,744              --

Property and equipment, at cost:
    Land                                                                 67              96
    Distribution systems                                             10,014          10,784
    Support equipment and buildings                                   1,750           1,558
                                                                    -------         -------
                                                                     11,831          12,438
    Less accumulated depreciation                                     4,839           4,759
                                                                    -------         -------
                                                                      6,992           7,679
                                                                    -------         -------

Franchise costs                                                      15,327          17,910
    Less accumulated amortization                                     2,622           2,763
                                                                    -------         -------
                                                                     12,705          15,147
                                                                    -------         -------

Other assets, net of accumulated amortization (note 14)               2,969           2,001
                                                                    -------         -------

                                                                    $36,573          32,477
                                                                    =======         =======



* Restated - see note 18.

                                                                    (continued)
                                      I-1

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                                  (unaudited)


                                                                                   September 30,   December 31,
                                                                                      1998*           1997
                                                                                   ------------    -----------
Liabilities and Stockholders' Equity                                                amounts in millions

Accounts payable                                                                   $    149             169

Accrued interest                                                                        161             258

Accrued programming expense                                                             412             399

Other accrued expenses                                                                1,019             997

Deferred option premium (note 6)                                                         --             306

Debt (note 9)                                                                        14,895          15,250

Deferred income taxes                                                                 7,871           6,104

Other liabilities (note 15)                                                           1,369             664
                                                                                   --------        --------
    Total liabilities                                                                25,876          24,147
                                                                                   --------        --------
Minority interests in equity of consolidated subsidiaries                             1,554           1,664

Redeemable securities:
    Preferred stock (note 10)                                                           299             655
    Common stock                                                                         28               5

Company-obligated mandatorily redeemable preferred securities of subsidiary trusts ("Trust Preferred Securities") holding solely subordinated debt securities of TCI Communications, Inc.
    ("TCIC")(note 11)                                                                 1,500           1,500

Stockholders' equity (note 12):
    Series Preferred Stock, $.01 par value                                               --              --
    Class B 6% Cumulative Redeemable Exchangeable Junior Preferred
       Stock, $.01 par value                                                             --              --
    Common stock, $1 par value:
       Series A TCI Group. Authorized 1,750,000,000 shares; issued
          610,507,868 shares in 1998 and 605,616,143 shares in 1997                     610             606
       Series B TCI Group. Authorized 150,000,000 shares; issued
          73,929,229 shares in 1998 and 78,203,044 shares in 1997                        74              78
       Series A Liberty Media Group.  Authorized 750,000,000
          shares; issued 357,722,948 shares in 1998 and 344,962,521
          shares in 1997                                                                358             345
       Series B Liberty Media Group.  Authorized 75,000,000
          shares; issued 35,198,836 shares in 1998 and 35,180,385
          shares in 1997                                                                 35              35
       Series A TCI Ventures Group. Authorized 750,000,000 shares;
          issued 377,126,966 shares in 1998 and 377,386,032
          shares in 1997                                                                377             377
       Series B TCI Ventures Group. Authorized 75,000,000 shares;
          issued 45,766,218 shares in 1998 and 32,532,800
          shares in 1997                                                                 46              33
    Additional paid-in capital                                                        5,275           5,063
    Accumulated other comprehensive earnings, net of taxes (note 1)                   1,715             772
    Retained earnings (accumulated deficit)                                             572            (812)
                                                                                   --------        --------
                                                                                      9,062           6,497
    Treasury stock and common stock held by subsidiaries,
          at cost (note 12)                                                          (1,746)         (1,991)
                                                                                   --------        --------
          Total stockholders' equity                                                  7,316           4,506
                                                                                   --------        --------
Commitments and contingencies (notes 2, 5, 8, 15 and 16)
                                                                                   $ 36,573          32,477
                                                                                   ========        ========




* Restated - see note 18.


See accompanying notes to consolidated financial statements.

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations
                                  (unaudited)


                                                                                   Three months ended     Nine months ended
                                                                                      September 30,         September 30,
                                                                                   ------------------     -----------------
                                                                                     1998*      1997       1998*      1997
                                                                                   -------    -------    -------    -------
                                                                                          amounts in millions,
                                                                                         except per share amounts
Revenue                                                                            $ 1,825      1,934      5,510      5,637

Operating costs and expenses:
   Operating                                                                           709        738      2,157      2,192
   Selling, general and administrative                                                 438        418      1,301      1,213
   Year 2000 costs (note 16)                                                             4         --          6         --
   AT&T merger costs (note 2)                                                            1         --         11         --
   Stock compensation                                                                   11        160        423        231
   Depreciation and amortization                                                       421        396      1,289      1,177
                                                                                   -------    -------    -------    -------
                                                                                     1,584      1,712      5,187      4,813
                                                                                   -------    -------    -------    -------

         Operating income                                                              241        222        323        824

Other income (expense):
   Interest expense                                                                   (272)      (300)      (808)      (883)
   Interest and dividend income                                                         33         25         72         64
   Share of losses of affiliates, net (note 5)                                        (397)      (253)      (986)      (591)
   Loss on early extinguishment of debt (note 9)                                        (6)        --        (44)       (11)
   Minority interests in earnings of consolidated
      subsidiaries, net note 11)                                                       (30)       (35)       (95)      (129)
   Gain on issuance of equity interests by subsidiaries
      (notes 8 and 14)                                                                  17         60         55         60
   Gain on issuance of stock by equity investees (note 5)                               58         --        259         21
   Gain on disposition of assets (notes 6, 7 and 8)                                  2,605        338      3,704        400
   Other, net                                                                           (6)        (1)       (25)        (7)
                                                                                   -------    -------    -------    -------
                                                                                     2,002       (166)     2,132     (1,076)
                                                                                   -------    -------    -------    -------

      Earnings (loss) before income taxes                                            2,243         56      2,455       (252)

Income tax benefit (expense)                                                          (903)       (78)    (1,068)        18
                                                                                   -------    -------    -------    -------

      Net earnings (loss)                                                            1,340        (22)     1,387       (234)

Dividend requirements on preferred stocks                                               (5)       (10)       (18)       (31)
                                                                                   -------    -------    -------    -------

      Net earnings (loss) attributable to common stockholders                      $ 1,335        (32)     1,369       (265)
                                                                                   =======    =======    =======    =======

Net earnings (loss) attributable to common stockholders:
   TCI Group Series A and Series B common stock                                    $    47       (224)       130       (479)
   Liberty Media Group Series A and Series B common stock                              (11)       162        227        184
   TCI Ventures Group Series A and Series B common stock                             1,299         30      1,012         30
                                                                                   -------    -------    -------    -------

                                                                                   $ 1,335        (32)     1,369       (265)
                                                                                   =======    =======    =======    =======
Basic earnings (loss) attributable to common stockholders
   per common share (note 3):
      TCI Group Series A and Series B common stock                                 $   .09       (.34)       .25       (.71)
                                                                                   =======    =======    =======    =======
      Liberty Media Group Series A and Series B common stock                       $  (.03)       .44        .64        .50
                                                                                   =======    =======    =======    =======
      TCI Ventures Group Series A and Series B common stock                        $  3.07        .07       2.40        .07
                                                                                   =======    =======    =======    =======

Diluted earnings (loss) attributable to common stockholders
   per common and potential common share (note 3):
      TCI Group Series A and Series B common stock                                 $   .08       (.34)       .22       (.71)
                                                                                   =======    =======    =======    =======
      Liberty Media Group Series A and Series B common stock                       $  (.03)       .40        .58        .45
                                                                                   =======    =======    =======    =======
      TCI Ventures Group Series A and Series B common stock                        $  2.88        .07       2.24        .07
                                                                                   =======    =======    =======    =======

Comprehensive earnings (loss) (note 1)                                             $ 1,425        (38)     2,330       (248)
                                                                                   =======    =======    =======    =======



* Restated - see note 18.


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




                 Consolidated Statement of Stockholders' Equity

                      Nine months ended September 30, 1998
                                  (unaudited)



                                                                                                   Treasury
                                                                                                  stock and
                                                                   Accumulated                      common
                                                                      other         Retained        stock
                                                    Additional    comprehensive     earnings        held by        Total
                                                     paid-in        earnings,      (accumulated   subsidiaries,  stockholders'
                                                     capital      net of taxes       deficit)*       at cost       equity*
                                                   -----------    ------------     -----------    -----------    -----------
                                                                           amounts in millions
Balance at January 1, 1998                               5,063            772          (812)        (1,991)         4,506

    Net earnings                                            --             --         1,387             --          1,387
    Exchange of common stock in connection with
      the Magness Settlement (note 13)                     509             --            --           (533)            --
    Issuance of common stock in connection with
      settlement of litigation                              48             --            --             (3)            47
    Reclassification to redeemable securities
      of redemption amount of common stock
      subject to put obligation                            (24)            --            --             --            (24)
    Premium received in connection with put
      obligation                                             3             --            --             --              3
    Issuance of common stock for acquisitions
      (note 8)                                             353             --            --             --            374
    Repurchase of common stock to be held in
      treasury (note 12)                                    --             --            --            (20)           (20)
    Repurchase and retirement of common stock
      (note 12)                                            (11)            --            --             --            (11)
    Retirement of common stock held in treasury           (760)            --            --            801             --
    Gain from issuance of equity by subsidiary
      and equity investee, net of taxes (note 5)            67             --            --             --             67
    Issuance of common stock upon conversion of
      notes and preferred stock (notes 9 and 10)           329             --            --             --            349
    Payments for call agreements (note 13)                (274)            --            --             --           (274)
    Recognition of fees related to the Equity
      Swap Facility and the Exchange (notes 12
      and 13)                                              (25)            --            --             --            (25)
    Reimbursement of fees related to Exchange
      (note 13)                                             11             --            --             --             11
    Recognition of stock compensation related
      to restricted stock awards                            4              --            --             --              4
    Accreted dividends on all classes of
      preferred stock                                      (13)            --            (5)            --            (18)
    Accreted dividends on all classes of
      preferred stock not subject to mandatory
      redemption requirements                                5             --             2             --              7
    Payment of preferred stock dividends                   (10)            --            --             --            (10)
    Foreign currency translation adjustment                 --              6            --             --              6
    Change in unrealized holding gains for
      available-for-sale securities, net of
      taxes                                                 --            937            --             --            937
                                                   -----------    -----------   -----------    -----------    -----------

Balance at September 30, 1998                            5,275          1,715           572         (1,746)         7,316
                                                   ===========    ===========   ===========    ===========    ===========



*Restated - see note 18.


See accompanying notes to consolidated financial statements.

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                                  (unaudited)


                                                                                 Nine months ended
                                                                                   September 30,
                                                                                1998*          1997
                                                                            ------------    ------------
                                                                                 amounts in millions
                                                                                    (see note 4)
Cash flows from operating activities:
   Net earnings (loss)                                                      $      1,387            (234)
   Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
        Depreciation and amortization                                              1,289           1,177
        Stock compensation                                                           423             231
        Payments of obligation relating to stock compensation                       (161)            (26)
        Share of losses of affiliates, net                                           986             591
        Loss on early extinguishment of debt                                          44              11
        Minority interests in earnings of consolidated subsidiaries, net              95             129
        Gain on issuance of equity interests by subsidiaries                         (55)            (60)
        Gain on issuance of stock by equity investees                               (259)            (21)
        Gain on disposition of assets                                             (3,704)           (400)
        Deferred income tax expense (benefit)                                      1,009            (125)
        Payments of restructuring charges                                             (5)            (21)
        Other noncash charges                                                          2              13
        Changes in operating assets and liabilities, net of the effect of acquisitions:
             Change in receivables                                                  (157)            (10)
             Change in prepaids                                                      (17)            (79)
             Change in other accruals and payables                                  (112)             38
                                                                            ------------    ------------
                Net cash provided by operating activities                            765           1,214
                                                                            ------------    ------------
Cash flows from investing activities:
   Cash paid for acquisitions                                                       (211)           (331)
   Capital expended for property and equipment                                    (1,123)           (419)
   Investments in and loans to affiliates                                         (1,346)           (392)
   Collections of loans to affiliates                                              1,658              87
   Proceeds from disposition of assets                                               712             352
   Change in restricted cash                                                        (335)             39
   Cash received in exchanges                                                         45              18
   Other investing activities                                                        (73)            (11)
                                                                            ------------    ------------
               Net cash used in investing activities                                (673)           (657)
                                                                            ------------    ------------
Cash flows from financing activities:
   Borrowings of debt                                                              4,645           3,311
   Repayments of debt                                                             (4,213)         (4,125)
   Prepayment penalties                                                              (39)             (7)
   Repurchase of common stock to be held in treasury                                 (20)            (18)
   Repurchase and retirement of common stock                                         (11)             --
   Repurchase of subsidiary common stock                                             (15)            (42)
   Payment of preferred stock dividends                                              (27)            (37)
   Payment of dividends on subsidiary preferred stock and Trust Preferred
      Securities                                                                    (141)           (130)
   Payments for call agreements                                                     (274)             --
   Proceeds from issuance of subsidiary common stock and preferred stock              91             148
   Proceeds from issuance of Trust Preferred Securities                               --             490
   Other financing activities                                                        (12)              3
                                                                            ------------    ------------
               Net cash used in financing activities                                 (16)           (407)
                                                                            ------------    ------------
               Net increase in cash and cash equivalents                              76             150

               Cash and cash equivalents at beginning of period                      244             405
                                                                            ------------    ------------
               Cash and cash equivalents at end of period                   $        320             555
                                                                            ============    ============



* Restated - see note 18.


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

                  Information concerning the reconciliation of basic EPS to dilutive EPS with respect to TCI Ventures Group Stock is presented below:



                                             Three months ended          Nine months ended
                                                September 30,              September 30,
                                           -----------------------    -----------------------
                                              1998*        1997          1998*       1997
                                           ----------   ----------    ----------   ----------
                                             amounts in millions, except per share amounts

Basic EPS:
   Net earnings (loss)                     $    1,299         (126)        1,012         (315)
   Loss through the date of the
        TCI Ventures Exchange
        (note 1)                                   --          156            --          345
                                           ----------   ----------    ----------   ----------
   Earnings attributable to common
        stockholders                       $    1,299           30         1,012           30
                                           ==========   ==========    ==========   ==========

   Weighted average common shares                 423          410           422          410
                                           ==========   ==========    ==========   ==========
   Basic earnings per share
        attributable to common
        stockholders                       $     3.07          .07          2.40          .07
                                           ==========   ==========    ==========   ==========

Diluted EPS:
   Earnings attributable to common
        stockholders                       $    1,299           30         1,012           30
                                           ==========   ==========    ==========   ==========

   Weighted average common shares                 423          410           422          410
                                           ----------   ----------    ----------   ----------
   Add dilutive potential common
        shares:
        Employee and director
           options and other
           performance awards                       7            4             9            4
        Convertible notes payable                  21           21            21           21
                                           ----------   ----------    ----------   ----------
        Dilutive potential common
           shares                                  28           25            30           25
                                           ----------   ----------    ----------   ----------
   Diluted weighted average common
        shares                                    451          435           452          435
                                           ==========   ==========    ==========   ==========
   Diluted earnings per share
        attributable to common
        stockholders                       $     2.88          .07          2.24          .07
                                           ==========   ==========    ==========   ==========

* Restated - see note 18.



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


         Significant noncash investing and financing activities are reflected in the following table.



                                                                       Nine months ended
                                                                         September 30,
                                                                    --------------------------
                                                                       1998*          1997
                                                                    -----------    -----------
                                                                        amounts in millions
Cash paid for acquisitions:
   Recorded value of assets acquired                                $      (906)        (1,878)
   Net liabilities assumed                                                   79            720
   Deferred tax liability recorded in acquisitions                          105            187
   Change in minority interests in equity of consolidated
      subsidiaries                                                         (215)            64
   Elimination of notes receivable from affiliates                          350             --
   TCI common stock and preferred stock held by acquired
      company                                                                --           (484)
   Common stock and preferred stock issued in acquisitions                  376          1,060
                                                                    -----------    -----------

        Cash paid for acquisitions                                  $      (211)          (331)
                                                                    ===========    ===========
Cash received in exchanges:
   Recorded value of assets acquired                                $       (72)          (392)
   Historical cost of assets exchanged                                       87            399
   Gain recorded on exchange of assets                                       30             11
                                                                    -----------    -----------
        Cash received in exchanges                                  $        45             18
                                                                    ===========    ===========
Costs of distribution agreements                                    $        83             --
                                                                    ===========    ===========



* Restated -- see note 18.



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


         @Home has entered into exclusive distribution agreements with certain cable operators. In connection with the distribution agreements, @Home has issued warrants to such cable operators to purchase 17,946,956 shares of @Home's Series A common stock. Of these warrants, warrants to purchase 10,581,298 shares were exercisable as of September 30, 1998. @Home may issue additional stock, or warrants in connection with its efforts to expand its distribution of the @Home service to other cable operators. The exercise of warrants or stock issued by @Home will reduce the Company's equity interest and voting power in @Home. See note 18.


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

A reconciliation of reportable segment operating cash flow to the Company's consolidated earnings (loss) before income tax is as follows:



                                                                     Nine months ended
                                                                       September 30,
                                                                ------------------------
                                                                   1998*         1997
                                                                ----------    ----------
                                                                   amounts in millions
Total operating cash flow for reportable segments               $    1,964         2,097
Other operating cash flow                                               88           135
Other items excluded from operating cash flow:
         Depreciation and amortization                              (1,289)       (1,177)
         Year 2000 costs                                                (6)           --
         AT&T merger costs                                             (11)           --
         Stock compensation                                           (423)         (231)
         Interest expense                                             (808)         (883)
         Interest and dividend income                                   72            64
         Share of losses of affiliates, net                           (986)         (591)
         Loss on early extinguishment of debt                          (44)          (11)
         Minority interest in earnings of consolidated
            subsidiaries, net                                          (95)         (129)
         Gain on issuance of equity interests by subsidiaries           55            60
         Gain on issuance of stock by equity investees                 259            21
         Gain on disposition of assets                               3,704           400
         Other, net                                                    (25)           (7)
                                                                ----------    ----------
            Earnings (loss) before income taxes                 $    2,455          (252)
                                                                ==========    ==========



* Restated - see note 18.



(18)     Restatement of Costs Associated with Distribution Agreements.

         The Company has restated its consolidated financial statements to record non-cash costs of certain distribution agreements as assets to be amortized over the exclusivity periods set forth in the respective distribution agreements. Such non-cash costs had originally been expensed in the period that the underlying warrants had become exercisable. This restatement resulted in a $208 million increase to other assets and a $126 million increase to minority interests of consolidated subsidiaries at September 30, 1998. In addition, the restatement resulted in a $17 million increase to net earnings and a $.04 increase to basic and diluted net earnings attributable to common stockholders per share of TCI Ventures Group Stock for the nine months ended September 30, 1998. See note 14.

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


                                                                    (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements








         In connection with the Magness Settlement, portions of the Exchange and Sale were unwound such that (i) 10,201,041 shares of TCI Group Series A Stock and 11,666,506 shares of TCI Ventures Group Series A Stock were returned to TCI as authorized but unissued shares, (ii) the Magness Estate returned to the Investment Bankers the portion of the Sales Price attributable to such returned shares and (iii) the Magness Estate paid $11 million to TCI representing a reimbursement of the Exchange fees incurred by TCI from June 16, 1997 through February 9, 1998 with respect to such returned shares. TCI then issued to the Magness Estate 10,017,145 shares of TCI Group Series B Stock and 12,034,298 shares of TCI Ventures Series B Stock. In addition, as part of the Magness Settlement, TCI Group issued 1,334,415 shares of TCI Group Series B Stock to the Estate of Betsy Magness in exchange for an equal number of shares of TCI Group Series A Stock and issued 1,531,834 shares of TCI Ventures Group Series B Stock for an equal number of shares of TCI Ventures Group Series A Stock.



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

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                             Combined Balance Sheets
                                   (unaudited)



                                                                             September 30,         December 31,
                                                                                 1998*                 1997
                                                                          -----------------     -----------------
                                                                                    amounts in thousands

Assets

Cash and cash equivalents                                                 $         333,398               161,495

Trade and other receivables, net                                                    125,510                86,856

Investment in Telewest Communications plc ("Telewest"), accounted for under the
    equity method (note 5)                                                          432,465               324,417

Investments in Sprint Spectrum Holding Company, L.P., MinorCo, L.P.
    and PhillieCo, L.P. (collectively, the "PCS Ventures"), accounted
    for under the equity method (note 6)                                            258,204               607,333

Investment in Cablevision S.A. ("Cablevision"), accounted for under
    the equity method (note 7)                                                      224,555               239,379

Investments in other affiliates, accounted for under the equity method, and
    related receivables (note 8)                                                    604,333               926,769

Investment in AT&T Corp. ("AT&T") (note 9)                                        2,743,924                    --

Deferred tax asset                                                                       --                85,737

Property and equipment, at cost:
      Land                                                                            7,893                 7,893
      Distribution systems                                                          717,911               851,145
      Support equipment and buildings                                               126,903               116,088
                                                                         ------------------     -----------------
                                                                                    852,707               975,126
      Less accumulated depreciation                                                 312,027               265,945
                                                                         ------------------     -----------------
                                                                                    540,680               709,181
                                                                         ------------------     -----------------

Franchise costs and other intangible assets (note 12)                               944,025               506,107
      Less accumulated amortization                                                 160,634                85,753
                                                                         ------------------     -----------------
                                                                                    783,391               420,354
                                                                         ------------------     -----------------

Other assets, net of accumulated amortization                                       756,315               381,726
                                                                         ------------------     -----------------

                                                                         $        6,802,775             3,943,247
                                                                         ==================     =================



* Restated - see note 18.

                                                               (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                       Combined Balance Sheets, continued
                                   (unaudited)


                                                                             September 30,        December 31,
                                                                                 1998*                1997
                                                                          -----------------     ----------------
                                                                                    amounts in thousands


Liabilities and Combined Equity

Accounts payable                                                          $          50,739               31,825

Accrued liabilities                                                                  95,722              109,549

Customer prepayments                                                                136,412              133,479

Deferred revenue (note 16)                                                          339,625                   --

Capital lease obligations                                                           191,660              386,808

Debt (note 13)                                                                    1,012,594              408,532

Deferred tax liability                                                              770,634                   --

Other liabilities                                                                    23,362               18,683
                                                                         ------------------     ----------------

        Total liabilities                                                         2,620,748            1,088,876
                                                                         ------------------     ----------------

Minority interests in equity of attributed subsidiaries                             608,965              518,739

Obligation to redeem TCI Ventures Group Stock (note 14)                               2,963                   --

Combined equity (notes 11 and 14):
   Combined equity                                                                3,505,791            2,280,466
   Accumulated other comprehensive earnings, net
    of taxes (note 1)                                                                44,218               33,661
                                                                         ------------------     ----------------
                                                                                  3,550,009            2,314,127

   Due to related parties                                                            20,090               21,505
                                                                         ------------------     ----------------

        Total combined equity                                                     3,570,099            2,335,632
                                                                         ------------------     ----------------

Commitments and contingencies  (notes 2, 6, 8, 12, 14, 16 and 17)
                                                                          $       6,802,775            3,943,247
                                                                          =================     ================



* Restated - see note 18


See accompanying notes to combined financial statements.

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                        Combined Statements of Operations
                                   (unaudited)


                                                                     Three months ended             Nine months ended
                                                                        September 30,                  September 30,
                                                              ----------------------------    ---------------------------
                                                                  1998*            1997            1998*          1997
                                                              ------------    ------------    ------------   ------------
                                                                                amounts in thousands,
                                                                              except per share amounts
Revenue:
    Related parties (note 14)                                 $     14,479          11,720          35,928         37,813
    Other                                                          234,276         247,222         648,956        720,269
                                                              ------------    ------------    ------------   ------------
                                                                   248,755         258,942         684,884        758,082
                                                              ------------    ------------    ------------   ------------
Operating costs and expenses:
    Operating:
       Related parties (note 14)                                    11,984          16,321          36,954         46,540
       Other                                                       135,548         132,873         392,978        382,095
    General and administrative:
       Related parties (note 14)                                     1,905           2,212           8,175          6,636
       Other                                                        56,019          61,838         158,250        187,833
    Year 2000 costs (note 16)                                          142              --             480             --
    Stock compensation (note 14)                                    (4,404)         55,774         122,382         68,699
    Depreciation and amortization                                   51,726          52,985         147,403        138,149
                                                              ------------    ------------    ------------   ------------
                                                                   252,920         322,003         866,622        829,952
                                                              ------------    ------------    ------------   ------------

          Operating  income (loss)                                  (4,165)        (63,061)       (181,738)       (71,870)

Other income (expense):
    Share of losses of the PCS Ventures (note 6)                  (186,674)       (147,051)       (510,464)      (304,436)
    Share of losses of Telewest (note 5)                           (26,366)        (37,880)        (90,083)      (111,338)
    Share of losses of Cablevision (note 7)                         (6,817)             --         (14,408)            --
    Share of losses of other affiliates (note 8)                   (43,393)        (42,541)       (125,148)      (120,767)
    Interest expense                                               (14,664)        (11,634)        (38,263)       (41,178)
    Dividend and interest income:
       Related parties (note 14)                                        55             588           1,692          4,340
       Other (note 9)                                               17,879             642          22,576          4,543
    Minority interests' share of (earnings) losses                   7,924           1,525          25,346         (6,935)
    Gain on disposition of assets, net (note 9)                  2,303,061          75,881       2,344,958        104,774
    Gain on issuance of stock by affiliates (notes 5 and 8)         57,965              --         259,350         21,251
    Gain on issuance of equity interest by attributed
       subsidiaries (notes 11 and 12)                               16,553          60,233          31,253         60,233
    Other, net                                                      (2,198)         (2,875)         (2,066)         3,375
                                                              ------------    ------------    ------------   ------------
                                                                 2,123,325        (103,112)      1,904,743       (386,138)
                                                              ------------    ------------    ------------   ------------

          Earnings (loss) before income taxes                    2,119,160        (166,173)      1,723,005       (458,008)

Income tax benefit (expense)                                      (821,625)         40,440        (711,652)       143,117
                                                              ------------    ------------    ------------   ------------

          Net earnings (loss)                                 $  1,297,535        (125,733)      1,011,353       (314,891)
                                                              ============    ============    ============   ============

Basic earnings attributable to common stockholders
    per common share subsequent to TCI Ventures
    Exchange (note 3)                                         $       3.07             .07            2.40            .07
                                                              ============    ============   =============   ============

Diluted earnings attributable to common stockholders
    per common share subsequent to TCI Ventures
    Exchange (note 3)                                         $       2.88             .07            2.24            .07
                                                              ============    ============    ============    ===========

Comprehensive earnings (loss) (note 1)                        $  1,265,851        (144,317)      1,021,910       (338,352)
                                                              ============    ============    ============   ============



* Restated - see note 18.


See accompanying notes to combined financial statements.

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                          Statement of Combined Equity

                      Nine months ended September 30, 1998
                                   (unaudited)





                                                                            Accumulated
                                                                               other
                                                                           comprehensive           Due to           Total
                                                        Combined             earnings,             related         combined
                                                         equity*            net of taxes           parties         equity*
                                                         -----              ------------           -------         ------
                                                                              amounts in thousands

Balance at January 1, 1998                         $      2,280,466             33,661               21,505       2,335,632
   Net earnings                                           1,011,353                 --                   --       1,011,353
   Repurchases of TCI Ventures Group Stock                   (3,857)                --                   --          (3,857)
   Issuance of TCI Ventures Group Stock (note 11)           177,661                 --                   --         177,661
   Payments for call agreements (note 14)                   (75,836)                --                   --         (75,836)
   Transfer of net liabilities to related party
     (note 14)                                               49,528                 --                   --          49,528
   Adjustment to minority interest deficit in
     joint venture (note 11)                                 24,524                 --                   --          24,524
   Excess of consideration received over basis
     of net assets sold to related party (note
     14)                                                     18,415                 --                   --          18,415
   Assignment of option contract from related
     party (note 14)                                         15,854                 --              (15,854)             --
   Excess of earnings over distributions to
     minority interest in joint venture                      10,771                 --                   --          10,771
   Reclassification of redemption amount of TCI
     Ventures Group Stock subject to put
     obligation                                              (2,963)                --                   --          (2,963)
   Premium received in connection with put
     obligation                                                 348                 --                   --             348
   Recognition of fees related to Equity Swap
     Facility (note 14)                                        (473)                --                   --            (473)
   Foreign currency translation adjustment                       --              6,594                   --           6,594
   Change in unrealized holding gains on
     available-for-sale securities                               --              3,963                   --           3,963
   Other transfers from related parties, net                     --                 --               14,439          14,439
                                                   ----------------    ---------------         ------------   -------------

Balance at September 30, 1998                      $      3,505,791             44,218               20,090       3,570,099
                                                   ================    ===============         ============   =============



* Restated - See note 18.


See accompanying notes to combined financial statements.

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                        Combined Statements of Cash Flows
                                   (unaudited)


                                                                                         Nine months ended
                                                                                           September 30,
                                                                               ---------------------------------
                                                                                     1998*              1997
                                                                               ---------------     -------------
                                                                                       amounts in thousands
                                                                                           (see note 4)

Cash flows from operating activities:
   Net earnings (loss)                                                         $     1,011,353          (314,891)
   Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
        Depreciation and amortization                                                  147,403           138,149
        Stock compensation                                                             122,382            68,699
        Payments of stock compensation                                                 (71,551)               --
        Share of losses of affiliates, net                                             740,103           536,541
        Gain on disposition of assets, net                                          (2,344,958)         (104,774)
        Gain on issuance of stock by affiliate                                        (259,350)          (21,251)
        Gain on issuance of equity interest by attributed subsidiary                   (31,253)          (60,233)
        Minority interests' share of losses (earnings), net                            (25,346)            6,935
        Other noncash charges                                                              524             2,335
        Deferred income tax expense                                                    846,163            16,750
        Intergroup tax allocation                                                     (157,154)         (163,694)
        Changes in operating assets and liabilities, net of the effect of acquisitions and the deconsolidation of attributed subsidiary:
             Change in receivables                                                     (20,218)             (284)
             Change in film inventory and other prepaid expenses                         1,019            (2,331)
             Change in payables, accruals, customer prepayments and
                other liabilities                                                       (5,070)           31,073
                                                                               ---------------     -------------

                 Net cash provided by (used in) operating activities           $       (45,953)          133,024
                                                                               ---------------     -------------



* Restated - see note 18.


                                                                    (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                  Combined Statements of Cash Flows, continued
                                   (unaudited)


                                                                                         Nine months ended
                                                                                           September 30,
                                                                               -----------------------------------
                                                                                     1998*               1997
                                                                               ---------------     ---------------
                                                                                       amounts in thousands
                                                                                            (see note 4)
Cash flows from investing activities:
   Investments in and loans to affiliates                                      $      (397,726)           (364,752)
   Capital expended for property and equipment                                         (91,643)           (145,186)
   Proceeds from dispositions of assets                                                124,965             199,929
   Collections of loans to affiliates                                                   19,801              72,836
   Cash balance of deconsolidated subsidiary                                                --             (38,142)
   Cash paid for acquisitions, net                                                     (30,855)            (39,558)
   Other, net                                                                           (8,273)             21,039
                                                                               ---------------     ---------------

                 Net cash used in investing activities                                (383,731)           (293,834)
                                                                               ---------------     ---------------

Cash flows from financing activities:
   Borrowings of debt                                                                  544,750             225,780
   Repayments of debt and capital lease obligations                                    (61,834)           (235,128)
   Payments for call agreements                                                        (75,836)                 --
   Repurchase of common stock by attributed subsidiaries                               (15,440)            (42,014)
   Repurchase of TCI Ventures Group Stock                                               (3,857)                 --
   Net proceeds from issuance of stock by attributed subsidiaries                       91,762             148,015
   Collections on note receivable from related party                                    88,707             149,245
   Borrowings from related party                                                        70,000                  --
   Cash transfers (to) from related parties                                            (31,115)            160,373
   Distribution to minority interest owners                                             (3,704)             (8,488)
   Other, net                                                                           (1,846)               (950)
                                                                               ---------------     ---------------

                 Net cash provided by financing activities                             601,587             396,833
                                                                               ---------------     ---------------

                 Net increase in cash and cash equivalents                             171,903             236,023

                 Cash and cash equivalents: Beginning of period                        161,495             105,527
                                                                               ---------------     ---------------

                     End of period                                             $       333,398             341,550
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


                                                                   (continued)

                            "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

         Information concerning the reconciliation of basic EPS to dilutive EPS with respect to TCI Ventures Group Stock is presented below:


                                                               Three months ended                  Nine months ended
                                                                  September 30,                      September 30,
                                                        ---------------------------------  ---------------------------------
                                                             1998*               1997           1998*              1997
                                                        -------------     ---------------  --------------    ---------------
                                                                    amounts in thousands, except per share amounts
           Basic EPS:
                Net earnings (loss)                     $   1,297,535            (125,733)     1,011,353            (314,891)
                Loss through the date of the TCI
                   Ventures Exchange (note 1)                      --             156,184             --             345,342
                                                        -------------     ---------------  -------------     ---------------
                Earnings attributable to common
                   stockholders                         $   1,297,535              30,451      1,011,353              30,451
                                                        =============     ===============  =============     ===============

                Weighted average common shares                422,398             409,855        421,744             409,855
                                                        =============     ===============  =============     ===============
                Basic earnings per share
                   attributable to common stockholders  $        3.07                 .07           2.40                 .07
                                                        =============     ===============  =============     ===============

           Diluted EPS:
                Earnings attributable to common
                   stockholders                         $   1,297,535              30,451      1,011,353              30,451
                                                        =============     ===============  =============     ===============

                Weighted average common shares                422,398             409,855        421,744             409,855
                                                        -------------     ---------------  -------------     ---------------
                Add dilutive potential common shares:
                   Employee and director options and
                      other performance awards                  7,919               4,590          8,569               4,590
                   Convertible notes payable                   20,711              20,774         20,711              20,774
                                                        -------------     ---------------  -------------     ---------------
                   Dilutive potential common shares            28,630              25,364         29,280              25,364
                                                        -------------     ---------------  -------------     ---------------
                Diluted weighted average common shares        451,028             435,219        451,024             435,219
                                                        =============     ===============  =============     ===============
                Diluted earnings  per share
                   attributable to common stockholders  $        2.88                 .07           2.24                 .07
                                                        =============     ===============  =============     ===============



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

         Significant noncash investing and financing activities are as follows:


                                                                                  Nine months ended
                                                                                    September 30,
                                                                   ------------------------------------------
                                                                         1998*                      1997
                                                                   ----------------       -------------------
                                                                                amounts in thousands

         Fair value of assets acquired                             $       (117,089)                  (79,555)
         Issuance of notes payable                                           65,000                        --
         Net liabilities assumed                                             21,234                    38,482
         Minority interest in equity of acquired entity                          --                     1,515
                                                                   ----------------       -------------------
                 Cash paid for acquisitions                        $        (30,855)                  (39,558)
                                                                   ================       ===================


         Costs of distribution agreements                          $         83,320                        --
                                                                   ================       ===================
         Property and equipment purchased under capital
             leases                                                $             --                   168,326
                                                                   ================       ===================

         * Restated - see note 18.

         The effects of changing the method of accounting for TINTA's ownership interest in Flextech from the consolidation method to the equity method (see note 8) are summarized below (amounts in thousands):


                Assets reclassified to equity investments              $         177,003
                Liabilities reclassified to equity investments                   (72,512)
                Minority interests in equity of attributed
                    subsidiary reclassified to equity investments               (142,633)
                                                                       -----------------
                Decrease in cash and cash equivalents                  $         (38,142)
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



(18)     Restatement of Costs Associated with Distribution Agreements

         TCI Ventures Group has restated its combined financial statements to record non-cash costs of certain distribution agreements as assets to be amortized over the exclusivity periods set forth in the respective distribution agreements. Such non-cash costs had originally been expensed in the period that the underlying warrants had become exercisable. This restatement resulted in a $208.0 million increase to other intangible assets and a $126.0 million increase to minority interests of attributed subsidiaries at September 30, 1998. In addition, the restatement resulted in a $17.3 million increase to net earnings and a $.04 increase to basic and diluted net earnings attributable to common stockholders per share of TCI Ventures Group Stock for the nine months ended September 30, 1998. See note 12.

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

         In consideration for such waiver, TCI granted Dr. Malone the right (the "Malone Right") to acquire from time to time until June 30, 1999 from TCI up to 30,545,864 shares of the Series B TCI Group Stock acquired by TCI from the Magness Estate pursuant to the Exchange. Such acquisition may be made in exchange for either, or any combination of, shares of Series A TCI Group Stock owned by Dr. Malone (exchanged on a one for one basis), or cash in an amount equal to the average closing sale price of the Series B TCI Group Stock for the five trading days preceding the acquisition.

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

         MATERIAL CHANGES IN RESULTS OF OPERATIONS

         GENERAL

         Summarized operating data with respect to TCI is presented below for the indicated periods:


                                                    Three months ended        Nine months ended
                                                       September 30,            September 30,
                                                   --------------------      --------------------
                                                    1998*        1997         1998*        1997
                                                   -------      -------      -------      -------
                                                               amounts in millions

Revenue                                            $ 1,825        1,934        5,510        5,637

Operating, selling, general and administrative
    expenses                                         1,147        1,156        3,458        3,405
Year 2000 costs                                          4           --            6           --
AT&T merger costs                                        1           --           11           --
Stock compensation                                      11          160          423          231
Depreciation and amortization                          421          396        1,289        1,177
                                                   -------      -------      -------      -------

     Operating income                                  241          222          323          824

Interest expense                                      (272)        (300)        (808)        (883)
Share of losses of affiliates, net                    (397)        (253)        (986)        (591)
Minority interests in earnings of consolidated
    subsidiaries, net                                  (30)         (35)         (95)        (129)
Gain on dispositions of assets                       2,680          398        4,018          481
Other, net                                              21           24            3           46
                                                   -------      -------      -------      -------
                                                     2,002         (166)       2,132       (1,076)
                                                   -------      -------      -------      -------
    Earnings (loss) before income taxes              2,243           56        2,455         (252)

Income tax benefit (expense)                          (903)         (78)      (1,068)          18
                                                   -------      -------      -------      -------

     Net earnings (loss)                           $ 1,340          (22)       1,387         (234)
                                                   =======      =======      =======      =======



* Restated - see note 18 to the accompanying consolidated financial statements of TCI.


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

         TCI VENTURES GROUP

         The following table sets forth certain financial information for the TCI Ventures Group and the businesses attributed to it during the nine months ended September 30, 1998 and 1997:


                                               Nine months ended September 30,
                                           --------------------------------------
                                                 1998(4)               1997
                                           -------------------   ----------------
                                                   dollar amounts in thousands
         Revenue:
             UVSG                          $  443,177       65%  $  376,882    50%
             NDTC (1)                          76,080       11       69,750      9
             ETC                               63,222        9       65,245      9
             TINTA (2)                         43,557        6      206,621     27
             WTCI                              27,044        4       25,984      3
             @Home                             28,808        4        3,737      1
             Corporate and other                2,996        1        9,863      1
                                           ----------   ------   ----------  -----
                                           $  684,884      100%  $  758,082    100%
                                           ==========   ======   ==========  =====

         Operating, selling, general,
           administrative:
                UVSG                       $  350,428       59%  $  302,237     48%
                NDTC                           54,172        9       41,838      7
                ETC                            67,497       11       78,858     13
                TINTA (2)                      33,468        6      132,447     21
                WTCI                           19,908        3       17,058      3
                @Home                          55,004        9       34,804      6
                Corporate and other            15,880        3       15,862      2
                                           ----------   ------   ----------  -----
                                           $  596,357     100%   $  623,104    100%
                                           ==========   ======   ==========  =====
         Depreciation, amortization,
           other non-cash charges,
           stock compensation and
           year 2000 costs:
                UVSG                       $   44,850       17%  $   26,839     13%
                NDTC                           28,862       10       23,204     11
                ETC                             4,921        2        4,663      2
                TINTA (2)                      21,179        8       56,950     28
                WTCI                            9,126        3        6,416      3
                @Home                          48,461       18        5,311      3
                Corporate and other (3)       112,866       42       83,465     40
                                           ----------   ------   ----------  -----
                                           $  270,265     100%   $  206,848    100%
                                           ==========   ======   ==========  =====
         Operating income (loss):
                UVSG                       $   47,899       (5)  $   47,806     (5)
                NDTC                           (6,954)                4,708
                ETC                            (9,196)              (18,276)
                TINTA (2)                     (11,090)               17,224
                WTCI                           (1,990)                2,510
                @Home                         (74,657)              (36,378)
                Corporate and other (3)      (125,750)              (89,464)
                                           ----------            ----------
                                           $ (181,738)           $  (71,870)
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


         (4) Restated - see note 18 to the accompanying combined financial statements of TCI Ventures Group.

         (5)      Not meaningful.


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


         The minority interests' share of net losses increased $6.4 million and $32.3 million during the three and nine month periods ended September 30, 1998, respectively, as compared to the corresponding prior year periods.


         Net Losses


         The TCI Ventures Group reported net earnings of $1,297.5 million and $1,011.4 million during the three and nine month periods ended September 30, 1998, respectively, as compared to net losses of $125.7 million and $314.9 million for the three and nine month periods ended September 30, 1997, respectively. Included in such amounts was the recognition of certain non-operating gains aggregating (i) $2,377.6 million and $136.1 million during the three months ended September 30, 1998 and 1997, respectively, and (ii) $2,635.6 million and $186.3 million during the nine months ended September 30, 1998 and 1997, respectively. With the exception of UVSG, WTCI and the Puerto Rico Subsidiary, the entities included in the TCI Ventures Group's combined financial statements generally have sustained losses since their respective inception dates. Any improvements in such entities' results of operations are largely dependent upon the ability of such entities to increase their respective customer bases while maintaining pricing structures and controlling costs. There can be no assurance that any such improvements will occur.

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

         TCI VENTURES GROUP

         The following table sets forth total assets and debt and capital lease obligations for the TCI Ventures Group and each of the businesses attributed to it:


                                                      September 30,
                                                         1998(3)
                                                   --------------------
                                                   amounts in thousands
               Total assets
                 TCI Telephony                         $3,017,860
                 TINTA                                  1,657,563
                 @Home                                    474,562
                 UVSG                                     672,815
                 NDTC                                     350,275
                 ETC                                       81,006
                 WTCI                                      79,370
                 Other                                    469,324
                                                       ----------
                                                       $6,802,775
                                                       ==========
               Debt and capital lease obligations (1)
                 Corporate and other                   $  511,581
                 TINTA (2)                                501,026
                 NDTC                                     148,113
                 UVSG                                      17,838
                 @Home                                     25,696
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

      (2)   Excludes amounts due to TCI Ventures Group of $145.0 million.


      (3) Restated - see note 18 to the accompanying combined financial statements of TCI Ventures Group.

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