Form 10-K/A
period 1997-12-31
TELE COMMUNICATIONS INC /CO/
filed 1999-01-12
CIK 925692

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


                                    FORM 10-K/A
                                 (Amendment #2)


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




                                           TELE-COMMUNICATIONS, INC.


Date:  January 11, 1999                     By: /s/ Stephen M. Brett
                                              ----------------------------------
                                                   Stephen M. Brett
                                                   Executive Vice President,
                                                   General Counsel and Secretary

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

     10.32     Form of Non-Qualified Stock Option and Stock Appreciation Rights
                 Agreement for 1995 Grant of Options with tandem stock appreciation rights to purchase Series A TCI Group common stock pursuant to the Tele-Communications, Inc. 1994 Stock Incentive Plan.*
                   Incorporated herein by reference to the Company's Annual
                     Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

     10.33     Form of Non-Qualified Stock Option and Stock Appreciation Rights
                 Agreement for 1995 Grant of Options with tandem stock appreciation rights to purchase Series A Liberty Media Group common stock pursuant to the Tele-Communications, Inc. 1994 Stock Incentive Plan.*
                   Incorporated herein by reference to the Company's Annual
                     Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

                                                                    (continued)

     10.34     Form of Non-Qualified Stock Option and Stock Appreciation Rights
                 Agreement for 1995 Grant of Options with tandem stock appreciation rights to purchase Series A TCI Group common stock pursuant to the Tele-Communications, Inc. 1995 Stock Incentive Plan.*
                     Incorporated herein by reference to the Company's Annual
                       Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

     10.35     Form of Non-Qualified Stock Option and Stock Appreciation Rights
                 Agreement for 1995 Grant of Options with tandem stock appreciation rights to purchase Series A Liberty Media Group common stock pursuant to the Tele-Communications, Inc. 1995 Stock Incentive Plan.*
                     Incorporated herein by reference to the Company's Annual
                       Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

     10.36     Form of Non-Qualified Stock Option and Stock Appreciation Rights
                 Agreement for 1995 Grant of Options with tandem stock appreciation rights to purchase Series A TCI Group common stock pursuant to the Tele-Communications, Inc. 1996 Stock Incentive Plan.*
                     Incorporated herein by reference to the Company's Annual
                       Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

     10.37     Form of Non-Qualified Stock Option and Stock Appreciation Rights
                 Agreement for 1995 Grant of Options with tandem stock appreciation rights to purchase Series A Liberty Media Group common stock pursuant to the Tele-Communications, Inc. 1996 Stock Incentive Plan.*
                     Incorporated herein by reference to the Company's Annual
                       Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).


     10.38     Form of Non-Qualified Stock Option and Stock Appreciation Rights
                 Agreement for 1997 Grant of Options with tandem stock appreciation rights to purchase Series A TCI Group common stock pursuant to the Tele-Communications, Inc. 1996 Stock Incentive Plan.**

     10.39     Form of Non-Qualified Stock Option and Stock Appreciation Rights
                 Agreement for 1997 Grant of Options with tandem stock appreciation rights to purchase Series A TCI Ventures Group common stock pursuant to the Tele-Communications, Inc. 1996 Stock Incentive Plan.**

     10.40     Form of Non-Qualified Stock Option and Stock Appreciation Rights
                 Agreement for 1997 Grant of Options with tandem stock appreciation rights to purchase Series A Liberty Media Group common stock pursuant to the Tele-Communications, Inc. 1996 Stock Incentive Plan.**



     10.41     Form of Restricted Stock Award Agreement for 1997 Award of Series
                 A TCI Group Restricted Stock pursuant to the
                 Tele-Communications, Inc. 1996 Incentive Plan.*,**

     10.42     Form of Restricted Stock Award Agreement for 1997 Award of Series
                 A TCI Ventures Group Restricted Stock pursuant to the Tele-Communications, Inc. 1996 Incentive Plan.*,**


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


     10.47     Form of Non-Qualified Stock Option and Stock Appreciation Rights
                 Agreement for 1997 Grant of Options with tandem stock appreciation rights to purchase Series A Tele-Communications International, Inc. common stock pursuant to the Tele-Communications International, Inc. 1995 Stock Incentive Plan.*,**

     10.48     Form of Restricted Stock Award Agreement for 1997 Award of Series
                 A Tele-Communications International, Inc. Restricted Stock pursuant to the Tele-Communications International. Inc. 1995 Stock Incentive Plan.*,**


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

                                                                    (continued)

     10.54     Form of Option to Purchase Common Stock Agreement made as of the
                 1st day of December, 1996, by and among TCI.Net, Inc., Grantee and Tele-Communications, Inc.*,**

     10.55     Form of Stock Appreciation Right Agreement made as of the 1st day of December, 1996, by and among TCI Internet Services, Inc., Tele-Communications, Inc. and Grantee.*,**


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



21 - Subsidiaries of Tele-Communications, Inc.**


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

(b)      Report on Form 8-K filed during the quarter ended December 31, 1997:

              None.

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Tele-Communications, Inc.:


Under date of March 20, 1998 except for note 19 which is as of January 6, 1999, we reported on the consolidated balance sheets of Tele-Communications, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997, which are included in the December 31, 1997 annual report on Form 10-K, as amended. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.


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

                                 EXHIBIT INDEX


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

                                 EXHIBIT INDEX


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

                                 EXHIBIT INDEX


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

                                 EXHIBIT INDEX


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

                                 EXHIBIT INDEX


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

                                 EXHIBIT INDEX


Exhibit No.                       Description
-----------                       -----------

10 - Material contracts, continued:

     10.34     Form of Non-Qualified Stock Option and Stock Appreciation Rights
                 Agreement for 1995 Grant of Options with tandem stock appreciation rights to purchase Series A TCI Group common stock pursuant to the Tele-Communications, Inc. 1995 Stock Incentive Plan.*
                     Incorporated herein by reference to the Company's Annual
                       Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

     10.35     Form of Non-Qualified Stock Option and Stock Appreciation Rights
                 Agreement for 1995 Grant of Options with tandem stock appreciation rights to purchase Series A Liberty Media Group common stock pursuant to the Tele-Communications, Inc. 1995 Stock Incentive Plan.*
                     Incorporated herein by reference to the Company's Annual
                       Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

     10.36     Form of Non-Qualified Stock Option and Stock Appreciation Rights
                 Agreement for 1995 Grant of Options with tandem stock appreciation rights to purchase Series A TCI Group common stock pursuant to the Tele-Communications, Inc. 1996 Stock Incentive Plan.*
                     Incorporated herein by reference to the Company's Annual
                       Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

     10.37     Form of Non-Qualified Stock Option and Stock Appreciation Rights
                 Agreement for 1995 Grant of Options with tandem stock appreciation rights to purchase Series A Liberty Media Group common stock pursuant to the Tele-Communications, Inc. 1996 Stock Incentive Plan.*
                     Incorporated herein by reference to the Company's Annual
                       Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).


     10.38     Form of Non-Qualified Stock Option and Stock Appreciation Rights
                 Agreement for 1997 Grant of Options with tandem stock appreciation rights to purchase Series A TCI Group common stock pursuant to the Tele-Communications, Inc. 1996 Stock Incentive Plan.**

     10.39     Form of Non-Qualified Stock Option and Stock Appreciation Rights
                 Agreement for 1997 Grant of Options with tandem stock appreciation rights to purchase Series A TCI Ventures Group common stock pursuant to the Tele-Communications, Inc. 1996 Stock Incentive Plan.**

     10.40     Form of Non-Qualified Stock Option and Stock Appreciation Rights
                 Agreement for 1997 Grant of Options with tandem stock appreciation rights to purchase Series A Liberty Media Group common stock pursuant to the Tele-Communications, Inc. 1996 Stock Incentive Plan.**



     10.41     Form of Restricted Stock Award Agreement for 1997 Award of Series
                 A TCI Group Restricted Stock pursuant to the
                 Tele-Communications, Inc. 1996 Incentive Plan.*,**

     10.42     Form of Restricted Stock Award Agreement for 1997 Award of Series
                 A TCI Ventures Group Restricted Stock pursuant to the Tele-Communications, Inc. 1996 Incentive Plan.*,**


     10.43     The Tele-Communications International, Inc. 1995 Stock Incentive
                 Plan.*
                     Incorporated herein by reference to Tele-Communications
                       International, Inc. Registration Statement on Form S-1 (Commission File No. 33-91876).

                                                                    (continued)

                                 EXHIBIT INDEX


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


     10.47     Form of Non-Qualified Stock Option and Stock Appreciation Rights
                 Agreement for 1997 Grant of Options with tandem stock appreciation rights to purchase Series A Tele-Communications International, Inc. common stock pursuant to the Tele-Communications International, Inc. 1995 Stock Incentive Plan.*,**

     10.48     Form of Restricted Stock Award Agreement for 1997 Award of Series
                 A Tele-Communications International, Inc. Restricted Stock pursuant to the Tele-Communications International. Inc. 1995 Stock Incentive Plan.*,**


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

                                 EXHIBIT INDEX


Exhibit No.                       Description
-----------                       -----------

10 - Material contracts, continued:



     10.54     Form of Option to Purchase Common Stock Agreement made as of the
                 1st day of December, 1996, by and among TCI.Net, Inc., Grantee and Tele-Communications, Inc.*,**

     10.55     Form of Stock Appreciation Right Agreement made as of the 1st day of December, 1996, by and among TCI Internet Services, Inc., Tele-Communications, Inc. and Grantee.*,**


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

                                 EXHIBIT INDEX


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

                                 EXHIBIT INDEX


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

                                 EXHIBIT INDEX


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



21 - Subsidiaries of Tele-Communications, Inc.**


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