Form 10-K
period 1998-12-31
TELE COMMUNICATIONS INC /CO/
filed 1999-03-15
CIK 925692

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
     For the transition period from ____ to ____

Commission File Number 0-20421


                            TELE-COMMUNICATIONS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


         State of Delaware                              84-1260157
-------------------------------         ------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

         5619 DTC Parkway
         Englewood, Colorado                              80111
----------------------------------------               ------------
(Address of principal executive offices)                (Zip Code)

         Registrant's telephone number, including area code:  (303) 267-5500

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                             ---

         The aggregate market value of the Class B 6% Cumulative Redeemable Exchangeable Junior Preferred Stock held by nonaffiliates of Tele-Communications, Inc., computed by reference to the last sales price of such stock, as of the close of trading on January 29, 1999, was approximately $114,000,000.

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

         The Company's assets and operations were previously included in three separate groups, each of which was tracked separately by public equity securities. These groups were known as the "Liberty Media Group", the "TCI Ventures Group" and the "TCI Group".

         The Liberty Media Group was intended to reflect the separate performance of TCI's assets which produce and distribute programming services. For additional information concerning the Liberty Media Group, see "Narrative Description of Business - LIBERTY MEDIA GROUP."

         The TCI Ventures Group was intended to reflect the separate performance of TCI's principal international assets and businesses and substantially all of TCI's non-cable and non-programming assets. For additional information concerning the TCI Ventures Group, see "Narrative Description of Business - TCI VENTURES GROUP."

         The TCI Group was intended to reflect the separate performance of TCI and its subsidiaries and assets not attributed to Liberty Media Group or TCI Ventures Group. Such subsidiaries and assets are comprised primarily of TCI's domestic cable and communications business. For additional information concerning the TCI Group, see "Narrative Description of Business - TCI GROUP."

         The TCI Group was tracked separately through the Tele-Communications, Inc. Series A TCI Group Common Stock (the "TCI Group Series A Stock") and Series B TCI Group Common Stock (the "TCI Group Series B Stock," and together with the TCI Group Series A Stock, the "TCI Group Stock"). The Liberty Media Group was tracked separately through the Tele-Communications, Inc. Series A Liberty Media Group Common Stock ("Liberty Group Series A Stock") and Series B Liberty Media Group Common Stock ("Liberty Group Series B Stock" and together with the Liberty Group Series A Stock, the "Liberty Group Stock"). The TCI Ventures Group was tracked separately through the Tele-Communications Inc. Series A TCI Ventures Group Common Stock ("TCI Ventures Group Series A Stock") and Series B TCI Ventures Group Common Stock ("TCI Ventures Group Series B Stock" and together with the TCI Ventures Group Series A Stock, the "TCI Ventures Group Stock").

         The TCI Group Series A Stock, TCI Ventures Group Series A Stock and the Liberty Group Series A Stock are sometimes collectively referred to herein as the "Series A Stock," and the TCI Group Series B Stock, TCI Ventures Group Series B Stock and Liberty Group Series B Stock are sometimes collectively referred to herein as the "Series B Stock."

         On March 9, 1999, AT&T Corporation ("AT&T") acquired TCI in a merger (the "AT&T Merger") in which Italy Merger Corp., a wholly-owned subsidiary of AT&T, merged with and into TCI, and TCI thereby became a wholly-owned subsidiary of AT&T. As a result of the AT&T Merger, (i) each share of TCI Group Series A Stock was converted into 0.7757 of a share of common stock, par value $1.00 per share, of AT&T ("AT&T Common Stock"), (ii) each share of TCI Group Series B Stock was converted into 0.8533 of a share of AT&T Common Stock, (iii) each share of Liberty Group Series A Stock was converted into one share of a newly created class of AT&T common stock designated as the Class A Liberty Media Group Common Stock, par value $1.00 per share (the "AT&T Liberty Class A Tracking Stock"), (iv) each share of Liberty Group Series B Stock was converted into one share of a newly created class of AT&T common stock designated as the Class B Liberty Media Group Common Stock, par value $1.00 per share (the "AT&T Liberty Class B Tracking Stock" and together with the AT&T Liberty Class A Tracking Stock, the "AT&T Liberty Tracking Stock"), (v) each share of TCI Ventures Group Series A Stock was converted into 0.52 of a share of AT&T Liberty Class A Tracking Stock, (vi) each share of TCI Ventures Group Series B Stock was converted into 0.52 of a share of AT&T Liberty Class B Tracking Stock, (vii) each share of TCI's Convertible Preferred Stock, Series C-TCI Group was converted into 103.059502 shares of AT&T Common Stock, (viii) each share of TCI's Convertible Preferred Stock Series C-Liberty Media Group was converted into 56.25 shares of AT&T Liberty Class A Tracking Stock, (ix) each share of TCI's Redeemable Convertible TCI Group Preferred Stock, Series G was converted into 0.923083 shares of AT&T Common Stock and (x) each share of TCI's Redeemable Convertible Liberty Media Group Preferred Stock, Series H was converted into
0.590625 of a share of AT&T Liberty Class A Tracking Stock. Following the AT&T Merger, each share of TCI's Class B 6% Cumulative Redeemable Exchangeable Junior Preferred Stock ("Class B Preferred Stock") continues to be outstanding as the Class B Preferred Stock with the same rights and preferences such stock had prior to the AT&T Merger. In general, the holders of shares of AT&T Liberty Class A Tracking Stock and the holders of shares of AT&T Liberty Class B Tracking Stock will vote together as a single class with the holders of shares of AT&T Common Stock on all matters presented to such stockholders, with the holders being entitled to one-tenth (1/10th) of a vote for each share of AT&T Liberty Class A Tracking Stock held, 1 vote per share of AT&T Liberty Class B Tracking Stock held and 1 vote per share of AT&T Common Stock held.

         The shares of AT&T Liberty Tracking Stock issued in the AT&T Merger are intended to reflect the separate performance of the businesses and assets attributed to "Liberty/Ventures Group," which following the AT&T Merger, is comprised of the businesses and assets attributed to Liberty Media Group and TCI Ventures Group at the time of the AT&T Merger (the "Liberty/Ventures Combination"). Pursuant to, and subject to the terms and conditions set forth in, the Agreement and Plan of Restructuring and Merger, dated as of June 23, 1998 (the "Merger Agreement"), immediately prior to the AT&T Merger, certain assets previously attributed to TCI Ventures Group (including, among others, the shares of AT&T Common Stock received in the merger of AT&T and Teleport Communications Group, Inc. ("TCG"), the stock of At Home Corporation ("@Home") attributed to TCI Ventures Group, the assets and business of the National Digital Television Center, Inc. ("NDTC") and TCI Ventures Group's equity interest in Western Tele-Communications, Inc. ("WTCI")) were transferred to TCI Group in exchange for approximately $5.5 billion in cash. Also, upon consummation of the AT&T Merger, through a new tax sharing agreement between Liberty/Ventures Group and AT&T, Liberty/Ventures Group became entitled to the benefit of approximately $2.0 billion of net operating loss carryforwards attributable to all entities included in TCI's consolidated federal income tax return as of the date of the AT&T Merger. Such net operating loss carryforwards are subject to adjustment by the Internal Revenue Service and are subject to limitations on usage which may affect the ultimate amount utilized. Additionally, certain warrants previously attributed to TCI Group were transferred to Liberty/Ventures Group in exchange for approximately $176 million in cash. Certain agreements entered into at the time of the AT&T Merger provide, among other things, for preferred vendor status to Liberty/Ventures Group for digital basic distribution on AT&T's systems of new programming services created by Liberty/Ventures Group and for a renewal of existing affiliation agreements. The transfer of certain other immaterial assets was also effected.

         Pursuant to amended corporate governance documents for the entities included in Liberty/Ventures Group and certain agreements among AT&T and TCI, the business of Liberty/Ventures Group will continue to be managed by certain persons who were members of TCI's management prior to the AT&T Merger. AT&T will initially designate one third of the directors of such entities and its rights as the sole shareholder of the common stock of such entities following the AT&T Merger will, in accordance with Delaware law, be limited to actions which will require shareholder approval. Therefore, management has concluded that TCI does not have a controlling financial interest (as that term is used in Statement of Financial Accounting Standards No. 94) in the entities comprising the Liberty/Ventures Group following the AT&T Merger, and will account for its investment in such entities under the equity method.

         Pursuant to a proposed final judgment (the "Final Judgment") agreed to by TCI, AT&T and the United States Department of Justice (the "DOJ") on December 30, 1998, Liberty/Ventures Group prior to the AT&T Merger transferred all of the equity securities of Sprint Corporation ("Sprint") beneficially owned by the Liberty/Ventures Group (the "Sprint Securities") to a trust with an independent trustee (the "Trustee"), pursuant to a trust agreement approved by the DOJ (the "Trust Agreement"). The Final Judgment, if entered at the United States District Court for the District of Columbia, would require the Trustee, on or before May 23, 2002, to dispose of a portion of the Sprint Securities held by the trust and beneficially owned by Liberty/Ventures Group sufficient to cause Liberty/Ventures Group to own beneficially no more than 10% of the outstanding Series 1 PCS Stock of Sprint on a fully diluted basis (assuming the issuance of all shares of Series 1 PCS Stock of Sprint ultimately issuable in respect of the applicable securities of Sprint upon the exercise, conversion or other issuance thereof in accordance with the terms of such securities) on such date. On or before May 23, 2004, the Trustee must divest the remainder of the Sprint Securities beneficially owned by Liberty/Ventures Group.

         The Trust Agreement grants the Trustee the sole right to sell the Sprint Securities and provides that all decisions regarding such divestiture will be made by the Trustee without discussion or consultation with AT&T or the entities in the Liberty/Ventures Group; however, the Final Judgment would provide that the Trustee shall consult with the board of directors of the Liberty/Ventures Group entity that owns the Sprint Securities regarding such divestiture (other than certain directors appointed by AT&T following the AT&T Merger and any director, officer or shareholder that owns more than 0.10% of the outstanding AT&T Common Stock). The Trustee has the power and authority to accomplish such divestiture only in a manner reasonably calculated to maximize the value of the Sprint Securities beneficially owned by Liberty/Ventures Group.

         The Final Judgment would provide that the Trustee vote the Sprint Securities beneficially owned by Liberty/Ventures Group in the same proportion as other holders of Sprint's PCS Stock so long as such securities are held by the trust. The Final Judgment also would prohibit the acquisition by Liberty/Ventures Group of additional Sprint Securities (other than in connection with the exercise or conversion, as applicable, of certain Sprint Securities) without the prior written consent of the DOJ.

         Immediately prior to the AT&T Merger, TCI restructured its ownership of certain of its subsidiaries. This restructuring included merging TCI's cable subsidiary, TCIC, into TCI. As a result of TCIC's merger with TCI, all assets and liabilities of TCIC have been assumed by TCI, including TCIC's public debt. In connection with TCIC's merger with TCI, each share of TCIC's Cumulative Exchangeable Preferred Stock, Series A was converted into 2.119 shares of TCI Group Series A Stock, and such shares of TCI Group Series A Stock were subsequently converted into AT&T Common Stock in connection with the AT&T Merger. All other public securities issued by subsidiaries of TCIC (other than TCI Pacific Communications, Inc. ("Pacific")) otherwise remained unaffected. Furthermore, as part of the restructuring, (i) certain asset transfers were made between TCI and its subsidiaries, (ii) 123,896 shares of the Company's Convertible Redeemable Participating Preferred Stock, Series F ("Series F Preferred Stock"), which were held by subsidiaries of TCI, were converted into 185,428,946 shares of TCI Group Series A Stock (which in turn were converted into 143,837,233 shares of AT&T Common Stock in the AT&T Merger and continue to be held by subsidiaries of TCI), (iii) the remaining 154,411 shares of Series F Preferred Stock which were formerly held by subsidiaries of TCI were distributed to TCI through a series of liquidations and canceled, and (iv) 125,728,816 shares of TCI Group Series A Stock, 9,154,134 shares of TCI Group Series B Stock, 6,654,367 shares of Liberty Group Series A Stock, 3,417,187 shares of Liberty Group Series B Stock, and 67,536 shares of Class B Preferred Stock, each formerly held by subsidiaries of TCI, were distributed to TCI through a series of liquidations and canceled.

         After the AT&T Merger, under the terms of the 5% Class A Senior Cumulative Exchangeable Preferred Stock of Pacific (the "Exchangeable Preferred Stock"), each share of that preferred stock is exchangeable, from and after August 1, 2001, for approximately 4.225 shares of AT&T Common Stock, subject to certain anti-dilution adjustments. Additionally, after the AT&T Merger, Pacific may elect to make any dividend, redemption or liquidation payment on the Exchangeable Preferred Stock in cash, by delivery of shares of AT&T Common Stock or by a combination of the foregoing forms of consideration.

         On June 16, 1997, (a) the Company issued 30,545,864 shares of TCI Group Series A Stock (which shares are entitled to one vote per share) to the Estate of Bob Magness (the "Magness Estate"), the late founder and former Chairman of the Board of TCI in exchange (the "Exchange") for an equal number of shares of TCI Group Series B Stock (which shares are entitled to ten votes per share) owned by the Magness Estate, (b) the Magness Estate sold (the "Sale") the shares of TCI Group Series A Stock received in the Exchange, together with approximately 1.5 million shares of TCI Group Series A Stock that the Magness Estate previously owned (collectively, the "Option Shares"), to two investment banking firms (the "Investment Bankers") for approximately $530 million (the "Sale Price") and (c) TCI entered into an agreement with the Investment Bankers whereby TCI would have the option, but not the obligation, to purchase the Option Shares at any time on or before June 16, 1999 (the "Option Period"). The preceding transactions are referred to collectively as the "June 16 Stock Transaction". During the Option Period, the Company and the Investment Bankers would settle quarterly any increase or decrease in the market value of the Option Shares. If the market value of the Option Shares should exceed the Investment Bankers' cost, Option Shares with a fair value equal to the difference between the market value and cost would be segregated from the other Option Shares in an account at the Investment Bankers. If the market value of the Option Shares should be less than the Investment Bankers' cost, the Company, at its option, would settle such difference with shares of TCI Group Series A Stock or TCI Ventures Group Series A Stock or, subject to certain conditions, with cash or letters of credit. In addition, the Company would be required to pay the Investment Bankers a quarterly fee equal to the London Interbank Offered Rate plus 1% on the Sale Price, as adjusted for payments made by the Company pursuant to any quarterly settlement with the Investment Bankers. Due to the Company's ability to settle quarterly price fluctuations and fees with shares of TCI Group Series A Stock or TCI Ventures Group Series A Stock, the Company records all amounts received or paid under this arrangement as increases or decreases, respectively, to equity. During the fourth quarter of 1997, the Company repurchased 4 million shares of TCI Group Series A Stock from one of the Investment Bankers for an aggregate cash purchase price of $66 million. Additionally, as a result of the Exchange Offers and certain open market transactions that were completed to obtain the desired weighting of TCI Group Series A Stock and TCI Ventures Group Series A Stock, the Investment Bankers disposed of 4,210,308 shares of TCI Group Series A Stock and acquired 23,407,118 shares of TCI Ventures Group Series A Stock during the last half of 1997. As a result of the foregoing transactions and certain transactions related to the January 5, 1998 settlement of litigation involving the Magness Estate, as described below, the Option Shares were comprised of 6,201,042 shares of TCI Group Series A Stock and 11,740,610 shares of TCI Ventures Group Series A Stock at December 31, 1998. At December 31, 1998, the market value of the Option Shares exceeded the Investment Bankers' cost by $421 million.

         Pursuant to a certain letter agreement, dated June 16, 1997, between Dr. Malone, TCI's Chairman and Chief Executive Officer, and the Magness Estate, Dr. Malone agreed to waive certain rights of first refusal with respect to shares of TCI Group Series B Stock beneficially owned by the Magness Estate. Such rights of first refusal arise from a letter agreement, dated June 17, 1988, among Bob Magness, Kearns-Tribune Corporation and Dr. Malone, pursuant to which Dr. Malone was granted a right of first refusal to acquire any shares of TCI Group Series B Stock which the other parties proposed to sell. As a result of Dr. Malone's rights under such June 17, 1988 letter agreement, such waiver was necessary in order for the Magness Estate to consummate the Exchange and the Sale.

         In consideration for such waiver, TCI granted Dr. Malone the right (the "Malone Right") to acquire from time to time until June 30, 1999, from TCI up to 30,545,864 shares of the TCI Group Series B Stock acquired by TCI from the Magness Estate pursuant to the Exchange. Such acquisition may be made in exchange for either, or any combination of, shares of TCI Group Series A Stock owned by Dr. Malone (exchanged on a one for one basis), or cash in an amount equal to the average closing sale price of the TCI Group Series B Stock for the five trading days preceding the acquisition.

         In connection with certain legal proceedings relative to the probate of the Magness Estate, one or more of Gary Magness and Kim Magness, Bob Magness' sons, Sharon Magness, Bob Magness' surviving second wife and the original personal representatives of the Magness Estate advanced various claims, causes of action, demands, complaints and requests against one or more of the others. In addition, Kim Magness and Gary Magness, in a Complaint And Request To Void Sale Of TCI Stock, And For Damages And Surcharge, filed on October 29, 1997 (the "Voiding Action"), advanced various claims relating to the June 16 Stock Transaction against TCI, Dr. Malone and the original personal representatives of the Magness Estate. Among other matters, the Voiding Action challenged the June 16 Stock Transaction on various fiduciary bases and requested rescission of such transaction and damages.

         Pursuant to an agreement effective as of January 5, 1998, TCI, Gary Magness, Kim Magness, Sharon Magness, the Magness Estate, the Estate of Betsy Magness (the first wife of Bob Magness) and Dr. Malone agreed to settle their respective claims against each other relating to the Magness Estate and the June 16 Stock Transaction, in each case without any of those parties admitting any of the claims or allegations against that party (the "Magness Settlement").

         In connection with the Magness Settlement, portions of the Exchange and Sale were unwound such that (i) 10,201,041 shares of TCI Group Series A Stock and 11,666,506 shares of TCI Ventures Group Series A Stock were returned to TCI as authorized but unissued shares, (ii) the Magness Estate returned to the Investment Bankers the portion of the Sale Price attributable to such returned shares and (iii) the Magness Estate paid $11 million to TCI representing a reimbursement of the Exchange fees incurred by TCI from June 16, 1997 through February 9, 1998 with respect to such returned shares. TCI then issued to the Magness Estate 10,017,145 shares of TCI Group Series B Stock and 12,034,298 shares of TCI Ventures Group Series B Stock. In addition, as part of the Magness Settlement, TCI issued 1,339,415 shares of TCI Group Series B Stock to the Estate of Betsy Magness in exchange for an equal number of shares of TCI Group Series A Stock and issued 1,531,834 shares of TCI Ventures Group Series B Stock for an equal number of shares of TCI Ventures Group Series A Stock.

         On February 9, 1998, in connection with the Magness Settlement, TCI entered into a call agreement (the "Malone Call Agreement") with Dr. Malone and Dr. Malone's wife (together with Dr. Malone, the "Malones"), under which the Malones granted to TCI the right to acquire any shares of TCI stock which are entitled to cast more than one vote per share (the "High-Voting Shares") owned by the Malones, which at December 31, 1998 consisted of an aggregate of approximately 69 million High-Voting Shares upon Dr. Malone's death or upon a contemplated sale of the High-Voting Shares (other than a minimal amount) to third persons. In either such event, TCI has the right to acquire the shares at a maximum price equal to the then relevant market price of shares of "low-voting" Series A Stock plus a ten percent premium. The Malones also agreed that if TCI were ever to be sold to another entity, then the maximum premium that the Malones would receive on their High-Voting Shares would be no greater than a ten percent premium over the price paid for the relevant shares of Series A Stock. TCI paid $150 million to the Malones in consideration of their entering into the Malone Call Agreement.

         Also on February 9, 1998, in connection with the Magness Settlement, certain members of the Magness family, individually and in certain cases, on behalf of the Estate of Betsy Magness and the Magness Estate (collectively, the "Magness Family") also entered into a call agreement with TCI (with substantially the same terms as the one entered into by the Malones, including a call on the shares owned by the Magness Family upon Dr. Malone's death) (the "Magness Call Agreement") on the Magness Family's, which at December 31, 1998 consisted of an aggregate of approximately 55 million High-Voting Shares. The Magness Family was paid $124 million by TCI in consideration of their entering into the Magness Call Agreement.

         Additionally, on February 9, 1998, the Magness Family entered into a Shareholders' Agreement (the "Shareholders' Agreement") with the Malones and TCI under which (i) the Magness Family and the Malones agree to consult with each other in connection with matters to be brought to the vote of TCI's stockholders, subject to the proviso that if they cannot mutually agree on how to vote the shares, Dr. Malone has an irrevocable proxy to vote the High-Voting Shares owned by the Magness Family, (ii) the Magness Family may designate a nominee for the Board of Directors of TCI and Dr. Malone has agreed to vote his High-Voting Shares for such nominee and (iii) certain "tag along rights" have been created in favor of the Magness Family and certain "drag along rights" have been created in favor of the Malones. In addition, the Malone Right granted by TCI to Dr. Malone to acquire 30,545,864 shares of TCI Group Series B Stock was reduced to an option to acquire 14,511,570 shares of TCI Group Series B Stock. Pursuant to the terms of the Shareholders' Agreement, the Magness Family has the right to participate in the reduced Malone Right on a proportionate basis with respect to 12,406,238 shares of the 14,511,570 shares subject to the Malone Right. On June 24, 1998, Dr. Malone delivered notice to TCI exercising his right to purchase (subject to the Magness Family proportionate right) up to 14,511,570 shares of TCI Group Series B Stock at a per share price of $35.5875 pursuant to the Malone Right. In addition, a representative of the Magness Family advised Dr. Malone that the Magness Family would participate in such purchase up to the Magness Family's proportionate right. On October 14, 1998, 8,718,770 shares of TCI Group Series B Stock were issued to Dr. Malone upon payment of cash consideration totaling $310 million. On October 16, 1998, 5,792,800 shares of TCI Group Series B Stock were issued to the Magness Family upon payment of cash consideration totaling $206 million. In connection with the acquisition of the TCI Group Series B Stock by Dr. Malone, TCI executed certain waivers to the Malone Call Agreement and TCI and the Magness Family executed a waiver to the Shareholders' Agreement to, among other things, permit (subject to certain limitations) the pledge of TCI Group Series B Stock owned by Dr. Malone as collateral to the lenders who provided the funds for his purchase of shares of TCI Group Series B Stock. In connection with the AT&T Merger, Liberty Media Corporation ("Liberty") became entitled to exercise TCI's rights under each Call Agreement and the Shareholders' Agreement with respect to the AT&T Liberty Class B Tracking Stock acquired by the Malones and the Magness Family as a result of the AT&T Merger and the Malones and the Magness Family agreed that the Shareholders' Agreement would continue to apply to the AT&T Liberty Class B Tracking Stock.

         On February 1, 1999, the Company began to terminate the transactions under the agreements with the Investment Bankers described above, and as of March 5, 1999, such transactions were terminated. In connection with the termination of such transactions the Company received an aggregate cash payment of $509 million.

         On March 4, 1998, the Company contributed to Cablevision Systems Corporation ("CSC") certain of its cable television systems serving approximately 830,000 customers in exchange for approximately 48.9 million newly issued CSC Class A common shares (the "CSC Transaction"). CSC also assumed and repaid approximately $574 million of debt owed by TCI to external parties and $95 million of debt owed to the Company. The Company has also entered into letters of intent with CSC which provide for the Company to acquire a cable system in Michigan and an additional 4% of CSC's Class A common shares and for CSC to (i) acquire cable systems serving approximately 250,000 customers in Connecticut and (ii) assume $110 million of the Company's debt. The ability of the Company to sell or increase its investment in CSC is subject to certain restrictions and limitations set forth in a stockholders agreement with CSC.

         In addition to the CSC Transaction, the Company also completed, during 1998, eight transactions whereby TCI contributed cable television systems serving in the aggregate approximately 1,924,000 customers to eight separate joint ventures (collectively, the "1998 Joint Ventures") in exchange for non-controlling ownership interests in each of the 1998 Joint Ventures, and the assumption and repayment by the 1998 Joint Ventures of debt owed by the Company to external parties aggregating $323 million and intercompany debt owed to the Company aggregating $2,374 million. The Company has agreed to take certain steps to support compliance by certain of the 1998 Joint Ventures with their payment obligations under certain debt instruments, up to an aggregate contingent commitment of $980 million. The CSC Transaction and the formation of the 1998 Joint Ventures are collectively referred to herein as the "1998 Contribution Transactions." During the year ended December 31, 1998, the Company's revenue and operating cash flow (defined by the Company as operating income before depreciation, amortization, other non-cash items, year 2000 costs, AT&T merger costs and stock compensation) included $622 million and $278 million, respectively from the cable television systems included in the 1998 Contribution Transactions.

         In addition to the 1998 Contribution Transactions, the Company, as of December 31, 1998, has signed agreements or letters of intent to contribute within the next twelve months, certain cable television systems (the "Pending Contribution Cable Systems") serving approximately 1.2 million basic customers to joint ventures in which the Company will retain non-controlling ownership interests (the "Pending Contribution Transactions"). Following the completion of the Pending Contribution Transactions, the Company will no longer consolidate the Pending Contribution Cable Systems. Accordingly it is anticipated that the completion of the Pending Contribution Transactions, as currently contemplated, will result in aggregate estimated reductions (based on 1998 amounts) to the Company's debt, annual revenue and annual operating cash flow of $1.5 billion, $500 million and $200 million, respectively. No assurance can be given that any of the Pending Contribution Transactions will be consummated.

         On March 1, 1999, TV Guide, Inc. (formerly United Video Satellite Group, Inc. ("UVSG")) and The News Corporation Limited ("News Corp.") completed a transaction whereby News Corp.'s TV Guide properties were combined with UVSG to create a platform for offering television guide services and advertising to consumers. As part of this combination, a unit of News Corp. received consideration consisting of $800 million in cash and 60 million shares of UVSG's stock, including 22.5 million shares of its Class A common stock and 37.5 million shares of its Class B common stock. In addition, News Corp. elected to purchase approximately 6.5 million additional shares of UVSG Class A common stock for $129 million in order to equalize its ownership with that of the Company. Prior to such transactions, UVSG was a subsidiary of the Company. As a result of these transactions, and another transaction completed on the same date, News Corp., TCI and UVSG's public stockholders own, on an economic basis, approximately 44%, 44% and 12%, respectively, of UVSG. Following such transactions, News Corp. and TCI each have approximately 49% of the voting power of UVSG's outstanding stock. Upon consummation, TCI began accounting for its interest in UVSG under the equity method of accounting.

         On November 19, 1998, the Company exchanged, in a merger transaction,
0.58 of a share of Liberty Group Series A Stock for each share of the issued and outstanding Series A common stock of its then majority-owned subsidiary, Tele-Communications International, Inc. ("TINTA") not beneficially owned by TCI (the "TINTA Merger"). Such transaction was accounted for as an acquisition of a minority interest. The aggregate value assigned to the 10,086,594 shares of Liberty Group Series A Stock issued by TCI was based upon the market value of Liberty Group Series A Stock at the time the TINTA Merger was announced.

         Prior to November 23, 1998, the "PCS Ventures" included Sprint Spectrum Holding Company, L. P. and MinorCo, L.P. (collectively, "Sprint PCS") and PhillieCo Partnership I, L.P. ("PhillieCo"). The partners of each of the Sprint PCS partnerships were subsidiaries of Sprint, Comcast Corporation ("Comcast"), Cox Communications, Inc. ("Cox") and the Company. The partners of PhillieCo were subsidiaries of Sprint, Cox and the Company. The Company had a 30% partnership interest in each of the Sprint PCS partnerships and a 35% partnership interest in PhillieCo.

         On November 23, 1998, the Company, Comcast, and Cox exchanged their respective interests in Sprint PCS and PhillieCo (the "PCS Exchange") for shares of "Sprint PCS Group Stock" which, tracks the performance of Sprint's newly created "PCS Group" (consisting initially of the PCS Ventures and certain PCS licenses which were separately owned by Sprint). The Sprint PCS Group Stock collectively represents an approximate 17% voting interest in Sprint. As a result of the PCS Exchange, the Company holds shares of Sprint PCS Group Stock, as well as certain additional securities of Sprint exercisable for or convertible into such securities, (the "Sprint Securities") representing approximately 24% of the equity value of Sprint attributable to its PCS Group and less than 1% of the voting interest in Sprint. In connection with the March 9, 1999 AT&T Merger, the Liberty/Ventures Group consented to divest its interest in the Sprint Securities.

         On July 23, 1998, a merger in which TCG agreed to be acquired by AT&T, was consummated. As a result of such merger, the Company received in exchange for all of its interest in TCG, approximately 47 million shares of AT&T Common Stock. Such AT&T Common Stock was transferred from TCI Ventures Group to TCI Group in connection with the AT&T Merger.

         On January 19, 1999, @Home entered into a merger agreement with Excite, Inc. ("Excite"), a global internet media company that offers consumers and advertisers comprehensive internet navigation services with extensive personalization capabilities. Under the terms of the merger agreement, @Home will issue approximately 55 million shares of its common stock for all of the outstanding common stock of Excite based on an exchange ratio of 1.041902 shares of @Home's common stock for each share of Excite's common stock. @Home may issue up to approximately 15 million additional shares of common stock in connection with the assumption of obligations under Excite's stock option and employer stock purchase plans and outstanding warrants. @Home will account for the transaction as a purchase. @Home's preliminary estimate of the total purchase consideration is approximately $7 billion, based on the fair value at the time of announcement of the merger, of common stock to be issued and stock option, stock purchase plan and warrant obligations assumed, plus estimated transaction costs. As a result of the proposed merger, the Company's economic interest in @Home would decrease from 39% to 27%, which would represent an approximate 58% voting interest. The merger is subject to several conditions, including approval by both companies' stockholders and the expiration of applicable waiting periods under certain antitrust laws. TCI Ventures Group's investment in @Home was transferred to TCI Group in connection with the AT&T Merger.

         Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, some of the statements contained under the captions "Business" and "Management's Discussion And Analysis Of Financial Condition And Results Of Operations," are forward-looking. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company (or entities in which the Company has interests), or industry results, to differ materially from future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, among others: general economic and business conditions and industry trends; the regulatory and competitive environment of the industries in which the Company, and the entities in which the Company has interests, operate; uncertainties inherent in new business strategies; uncertainties inherent in the changeover to the year 2000, including the Company's projected state of readiness, the projected costs of remediation, the expected date of completion of each program or phase, the projected worst case scenarios, and the expected contingency plans associated with such worst case scenarios; new product launches and development plans; rapid technological changes; the acquisition, development and/or financing of telecommunications networks and services; the development and provision of programming for new television and telecommunications technologies; future financial performance, including availability, terms and deployment of capital; the ability of vendors to deliver required equipment, software and services; availability of qualified personnel; changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the Federal Communications Commission ("FCC"), and adverse outcomes from regulatory proceedings; changes in the nature of key strategic relationships with partners and joint venturers; competitor responses to the Company's products and services, and the products and services of the entities in which the Company has interests, and the overall market acceptance of such products and services; and other factors. These forward-looking statements (and such risks, uncertainties and other factors) speak only as of the date of this Report, and the Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in the Company's expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based. Any statement contained within Management's Discussion and Analysis of Financial Condition and Results of Operations on this Form 10-K related to year 2000 are hereby denominated as "Year 2000 Statements" within the meaning of the Year 2000 Information and Readiness Disclosure Act.

         (b)      Financial Information about Operating Segments

         The Company had significant operations principally in two operating segments: domestic cable and communications services and programming services. The Company's domestic cable and communications businesses and assets were included in TCI Group, and the Company's domestic programming businesses and assets were included in Liberty Media Group. The Company's principal international businesses and assets and the Company's remaining non-cable and non-programming domestic businesses and assets were included in TCI Ventures Group. No individual business or asset within TCI Ventures Group constitutes a reportable segment of the Company as contemplated by Statement of Financial Accounting Standard No. 131, Disclosures about Segments of an Enterprise and Related Information. Financial information related to the Company's operating segments can be found in note 22 to the Company's consolidated financial statements found in Part II of this report.

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

         Cable operators use a combination of coaxial cable and optical fiber for transmission of television signals to customers. Optical fiber is a technologically advanced transmission medium capable of carrying cable television signals via light waves generated by a laser. Optical fiber, when used as an alternative to coaxial cable, can improve system reliability and provide for additional capacity which should enable the provision of incremental revenue-producing services.

         At December 31, 1998, approximately 66% of TCI Group's cable television systems had bandwidth capacities ranging from 450 megahertz to 750 megahertz. The Company's cable television systems generally carry up to 78 analog channels. Compressed digital video technology converts on average as many as twelve analog signals (now used to transmit video and voice) into a digital format and compresses such signals (which is accomplished primarily by eliminating the redundancies in television imagery) into the space normally occupied by one analog signal. The digitally compressed signal is uplinked to a satellite, which retransmits the signal to a customer's satellite dish or to a cable system's headend to be distributed, via optical fiber and coaxial cable, to the customer's home. At the home, a set-top video terminal converts the digital signal into analog channels that can be viewed on a normal television set.

         TCI Group began offering digital cable television service to selected markets in 1997. In February 1998, TCI Group initiated broader marketing efforts intended to increase the number of digital cable television customers. Such marketing efforts encompass multi-media, product enhancements, sales promotions and sales incentives.

         Effective as of December 16, 1997, NDTC, on behalf of TCIC and other cable operators that may be designated from time to time by NDTC, entered into an agreement (the "Digital Terminal Purchase Agreement") with General Instrument Corporation ("GI") to purchase advanced digital set-top devices. The hardware and software incorporated into these devices are designed and manufactured to be compatible and interoperable with the OpenCable(TM) architecture specifications adopted by CableLabs, the cable television industry's research and development consortium, in November 1997. NDTC has agreed that Approved Purchasers will purchase, in the aggregate, a minimum of 6.5 million set-top devices during calendar years 1998, 1999 and 2000 at an average price of $318 per set-top device. Through December 31, 1998, approximately 1.6 million set-top devices had been purchased pursuant to this commitment. GI agreed to provide NDTC and its Approved Purchasers the most favorable prices, terms and conditions made available by GI to any customer purchasing advanced digital set-top devices. In connection with NDTC's purchase commitment, GI agreed to grant warrants to purchase its common stock proportional to the number of devices ordered by each organization, which as of the effective date of the Digital Terminal Purchase Agreement, would have represented at least a 10% equity interest in GI (on a fully diluted basis). Such warrants vest as annual purchase commitments are met. On December 31, 1998, the Company vested in 4,928,000 warrants pursuant to such arrangements. NDTC has the right to terminate the Digital Terminal Purchase Agreement if, among other reasons, GI fails to meet a material milestone designated in the Digital Terminal Purchase Agreement with respect to the development, testing and delivery of advanced digital set-top devices.

         Service Charges. TCI Group offers a limited "basic service" ("Basic-TV") (primarily comprised of local broadcast signals and public, educational and governmental ("PEG") access channels) and an "expanded tier" (primarily comprised of specialized programming services, in such areas as health, family entertainment, religion, news, weather, public affairs, education, shopping, sports and music). The monthly fee for basic service generally ranges from $9.00 to $12.00, and the monthly service fee for the expanded tier generally ranges from $13.00 to $19.00. TCI Group offers "premium services" (referred to in the cable television industry as "Pay-TV" and "pay-per-view") to its customers. Such services consist principally of feature films, as well as live and taped sports events, concerts and other programming. TCI Group offers Pay-TV services for a monthly fee generally ranging from $6.00 to $15.00 per service, except for certain movie services (such as certain Pay-TV channels) offered at $1.00 to $2.00 per month, pay-per-view movies offered separately at $1.00 to $4.00 per movie and certain pay-per-view events offered separately at $6.00 to $50.00 per event. Charges are usually discounted when multiple Pay-TV services are ordered. In most markets, customers may also elect to subscribe to digital video services comprised of up to 36 additional video and 10 additional audio channels featuring additional specialized programming and premium services at an average incremental monthly charge of $10.

         As further enhancements to their cable services, customers may generally rent converters or converters with remote control devices for a monthly charge ranging from $.71 to $3.50 each, as well as purchase a channel guide for a monthly charge ranging from $1.35 to $3.00. Also a nonrecurring installation charge (which is limited by rules of the FCC which regulate hourly service charges for each individual cable system) ranging from $33.00 to $58.00 is usually charged.

         Monthly fees for Basic-TV and Pay-TV services to commercial customers vary widely depending on the nature and type of service. Except under the terms of certain contracts to provide service to commercial accounts, customers are free to discontinue service at any time without penalty.

         The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") and the Telecommunications Act of 1996 (the "1996 Telecom Act"), together with the 1992 Cable Act (the "Cable Acts"), established rules under which TCI Group's basic service and expanded tier service rates and equipment and installation charges are regulated if a complaint is filed or if the appropriate franchise authority is certified. For additional information see "Regulation and Legislation" below.

         Customer Data. TCI Group operates its cable television systems either through its operating divisions or through certain other subsidiaries of TCI attributed to TCI Group. Domestic Basic-TV cable customers served by TCI Group are summarized as follows (amounts in millions):

                                                                        Basic-TV customers at December 31,
                                                              ---------------------------------------------------
                                                                 1998       1997       1996      1995       1994
                                                                 ----       ----       ----      ----       ----

Managed through TCI Group's operating divisions                  11.4       14.2       13.4       11.9       10.7
Other non-managed subsidiaries of TCI
  attributed to TCI Group                                         0.5        0.2        0.5        0.6        0.5
                                                              -------    -------    -------    -------    -------

                                                                 11.9       14.4       13.9       12.5       11.2
                                                              =======    =======    =======    =======    =======

         The decline in total Basic-TV customers between 1997 and 1998 is attributable to the 1998 Contribution Transactions.

         TCI Group had approximately 1 million digital customers at December 31, 1998.

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

         Most of TCI Group's present franchises had initial terms of approximately 10 to 15 years. The duration of TCI Group's outstanding franchises presently varies from a period of months to an indefinite period of time. Approximately 1,090 of TCI Group's franchises expire within the next five years. This represents approximately twenty-five percent of the franchises held by TCI Group and involves approximately 4.6 million basic customers.

         Competition. Cable television competes for customers in local markets with other providers of entertainment, news and information. The competitors in these markets include broadcast television and radio, newspapers, magazines and other printed material, motion picture theatres, video cassettes and other sources of information and entertainment including directly competitive cable television operations and internet service providers. The Cable Acts are designed to increase competition in the cable television industry. See "Regulation and Legislation" below.

         There are alternative methods of distributing the same or similar video programming offered by cable television systems. Further, these technologies have been encouraged by the United States Congress ("Congress") and the FCC to offer services in direct competition with existing cable systems.

         DBS. Direct broadcast satellite ("DBS") has emerged as the most significant competition to cable television systems. Earlier direct-to-home ("DTH") satellite services required the subscriber to purchase a large and expensive "dish" antenna, but newer medium and high powered alternatives currently allow the subscriber to receive video services directly via satellite using a relatively small dish. Moreover, digital compression technology allows DBS providers to offer more than 100 digital channels, thereby surpassing the typical cable system. DBS providers offer most of the same programming as cable television, but also offer certain sports packages not currently available through cable television systems. DBS currently faces technical and legal obstacles to providing popular local broadcast signals, although at least one DBS provider is now attempting to provide this programming in certain major markets, and Congress and the FCC are considering proposals that would remove existing legal obstacles. The DBS industry has grown rapidly over the last several years and now serves approximately 9 million subscribers nationwide. Recently announced mergers could strengthen the surviving DBS companies.

         Telephone Company Entry. The 1996 Telecom Act eliminated the statutory and regulatory restrictions that prevented local telephone companies from competing with cable operators for the provision of video services by any means. See Regulation and Legislation below. The 1996 Telecom Act allows local telephone companies, including the regional bell operating companies ("RBOCs"), to compete with cable television operators both inside and outside their telephone service areas. TCI Group expects that it could face competition from telephone companies for the provision of video services, whether it is through wireless cable, or through upgraded telephone networks. TCI Group assumes that all major telephone companies have already entered or may enter the business of providing video services. TCI Group is aware that telephone companies have already built, or are in the process of building, competing cable system facilities in a number of TCI Group's franchise areas. The 1992 Cable Act ensures that telephone company providers of video services will have access to acquiring all of the significant cable television programming services. The specific manner in which telephone company provision of video services will be regulated is described under "Regulation and Legislation" below.

         Utility Company Entry. The 1996 Telecom Act eliminates certain federal restrictions on utility holding companies and thus frees all utility companies to provide cable television services. TCI Group expects this could result in another source of competition in the delivery of video services. As an example, in the Washington, D.C. metropolitan market, the local power utility has entered into a partnership with an experienced cable television and open video system company and is proposing to provide video and telecommunications services throughout the Washington, D.C. metropolitan market.

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

         Cable System Overbuilds. Cable operators may compete with other cable operators or new entities seeking franchises for competing cable television systems at any time during the terms of existing franchises. The 1992 Cable Act promotes the granting of competitive franchises and TCI cable systems operate under non-exclusive franchises. Recently, there has been a significant increase in the number of cities that have constructed their own cable television systems in a manner similar to city-provided utility services. These systems typically will compete directly with the existing cable operator without the burdens of franchise fees or other local regulation. Although the total number of municipal overbuild cable systems remains relatively small, recent developments would indicate an increasing trend in cities authorizing such direct municipal competition with cable operators.

         Private Cable. TCI Group also competes with Satellite Master Antenna Television ("SMATV") systems, which provide multichannel program services directly to hotel, motel, apartment, condominium and similar multi-unit complexes within a cable television system's franchise area, generally free of any regulation by state and local governmental authorities. Further, the FCC in 1997, adopted new rules that restrict the ability of cable operators to maintain ownership of cable wiring inside multi-unit buildings, thereby making it less expensive for SMATV competitors to reach those customers. See "Regulation and Legislation" below. Finally, the FCC in 1998 ruled that private cable operators can lease video distribution capacity from local telephone companies and, thereby, distribute cable programming services over the public rights-of-way without obtaining a franchise. This could provide a significant regulatory advantage for private cable operators in the future.

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

         Regulation and Legislation. The operation of cable television systems is extensively regulated by the FCC, some state governments and most local governments. On February 8, 1996, the President of the United States signed into law the 1996 Telecom Act. This new law alters the regulatory structure governing the nation's telecommunications providers. It removes barriers to competition in both the cable television market and the local telephone market.
Among other things, it reduces the scope of cable rate regulation.

         The 1996 Telecom Act requires the FCC to implement numerous rulemakings, the final outcome of which cannot yet be determined due to court challenges. Moreover, Congress and the FCC have frequently revisited the subject of cable television regulation and may do so again. Future legislative and regulatory changes could adversely affect TCI Group's operations. This section briefly summarizes key laws and regulations currently affecting the growth and operation of TCI Group's cable systems.

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

         Although the FCC establishes all cable rate rules, local government units (commonly referred to as local franchising authorities or "LFAs") are primarily responsible for administering the regulation of the lowest level of cable -- the basic service tier ("BST"), which typically contains local broadcast stations and PEG access channels. Before an LFA begins BST rate regulation, it must certify to the FCC that it will follow applicable federal rules, and many LFAs have voluntarily declined to exercise this authority. LFAs also have primary responsibility for regulating cable equipment rates. Under federal law, charges for various types of cable equipment must be unbundled from each other and from monthly charges for programming services, and priced no higher than the operator's actual cost, plus an 11.25% rate of return.

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

         Cable Entry Into Telecommunications. The 1996 Telecom Act provides that no state or local laws or regulations may prohibit or have the effect of prohibiting any entity from providing any interstate or intrastate telecommunications service. States are authorized, however, to impose "competitively neutral" requirements regarding universal service, public safety and welfare, service quality, and consumer protection. State and local governments also retain their authority to manage the public rights-of-way. Although the 1996 Telecom Act clarifies that traditional cable franchise fees may be based only on revenues related to the provision of cable television services, it also provides that LFAs may require reasonable, competitively neutral compensation for management of the public rights-of-way when cable operators provide telecommunications service. The 1996 Telecom Act prohibits LFAs from requiring cable operators to provide telecommunications service or facilities as a condition of a franchise grant, renewal or transfer, except that LFAs argue they can seek "institutional networks" as part of such franchise negotiations. The favorable pole attachment rates afforded cable operators under federal law can be increased by utility companies owning the poles during a five year phase-in period beginning in 2001, if the cable operator provides telecommunications service, as well as cable service, over its plant.

         Cable entry into telecommunications will be affected by the regulatory landscape now being fashioned by the FCC and state regulators. One critical component of the 1996 Telecom Act intended to facilitate the entry of new telecommunications providers (including cable operators) is the interconnection obligation imposed on all telecommunications carriers. This requires, for example, that the incumbent local telephone company must allow new competing telecommunications providers to connect to the local telephone distribution system. In a January 1999 decision, the United States Supreme Court upheld the FCC's fundamental interconnection requirements. However, the court ordered the FCC to reconsider to what extent the local telephone company must make available for resale separate components of its local telephone system.

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

         Under the 1996 Telecom Act, a LEC or other entity providing video programming to customers will be regulated as a traditional cable operator (subject to local franchising and federal regulatory requirements), unless it elects to provide its programming via an "open video system" ("OVS"). It was anticipated that the primary benefit of using an OVS regulatory model was to avoid the need to obtain a local franchise prior to providing services. However, a January 1999 federal court of appeals decision held that OVS providers can be required to obtain such a franchise. To be eligible for OVS status, the provider cannot occupy more than one-third of the system's activated channels when demand for channels exceeds supply. Nor can it discriminate among programmers or establish unreasonable rates, terms or conditions for service.

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

         Additional Ownership Restrictions. Pursuant to the 1992 Cable Act, the FCC adopted regulations establishing a 30% limit on the number of homes nationwide that a cable operator may reach through cable systems in which it holds an attributable interest with an increase to 35% if the additional cable systems are minority controlled. The FCC stayed the effectiveness of its ownership limits pending the appeal of a September 16, 1993 decision by the United States District Court for the District of Columbia which, among other things, found unconstitutional the provision of the 1992 Cable Act requiring the FCC to establish such ownership limits. If the ownership limits are determined on appeal to be constitutional, they may affect TCI Group's ability to acquire attributable interests in additional cable systems. The FCC is currently conducting a reconsideration of its national customer limit rules, and it is possible the FCC will revise both the national customer reach percentage limitation and/or the manner in which it attributes ownership to a cable operator. Either of these revisions, which are expected to be completed in 1999, could adversely affect various joint ventures, partnerships and equity ownership arrangements announced by TCI Group in 1997 and 1998 in TCI Group's effort to reduce the number of cable systems over which it has control and management responsibility.

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

         Must Carry/Retransmission Consent. The 1992 Cable Act contains broadcast signal carriage requirements that allow local commercial television broadcast stations to elect once every three years between requiring a cable system to carry the station ("must carry") or negotiating for payments for granting permission to the cable operator to carry the station ("retransmission consent"). Less popular stations typically elect must carry, and more popular stations typically elect retransmission consent. Must carry requests can dilute the appeal of a cable system's programming offerings, and retransmission consent demands may require substantial payments or other concessions (e.g. a requirement that the cable system also carry the local broadcaster's affiliated cable programming service). Either option has a potentially adverse effect on TCI Group's business. The burden associated with must-carry obligations could dramatically increase if television broadcast stations proceed with planned conversions to digital transmissions and if the FCC determines in a pending rulemaking that cable systems must carry all analog and digital signals transmitted by the television stations. For more information see "LIBERTY MEDIA GROUP - Regulation - Programming Companies" and " - Regulation of Carriage of Broadcast Stations," below.

         Access Channels. LFAs can include franchise provisions requiring cable operators to set aside certain channels for PEG access programming. Federal law also requires a cable system with 36 or more channels to designate a portion of its activated channel capacity (either 10% or 15%) for commercial leased access by unaffiliated third parties. The FCC has adopted rules regulating the terms, conditions and maximum rates a cable operator may charge for use of this designated channel capacity, but use of commercial leased access channels has been relatively limited. In February of 1997, the FCC released revised rules which mandated a modest rate reduction that has made commercial leased access a more attractive option for third party programmers, particularly for part-time leased access carriage.

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

         Access to Programming. To spur the development of independent cable programmers and competition to incumbent cable operators, the 1992 Cable Act imposed restrictions on the dealings between cable operators and cable programmers. Of special significance from a competitive business posture, the 1992 Cable Act precludes satellite video programmers affiliated with cable operators from favoring cable operators over competing multichannel video programming distributors (such as DBS and MMDS distributors). This provision limits the ability of vertically integrated satellite cable programmers to offer exclusive programming arrangements to TCI Group. Recently, both Congress and the FCC have considered proposals that would expand the program access rights of cable's competitors, including the possibility of subjecting both terrestrially delivered video programming and video programmers who are not affiliated with cable operators to all program access requirements. For more information see "LIBERTY MEDIA GROUP - Regulation of Program Licensing," below.

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

         Internet Service Regulation. Although there is no significant federal regulation of cable system delivery of internet services at the current time, and the FCC recently issued a report to Congress finding no immediate need to impose such regulation, this situation may change as cable systems expand their broadband delivery of internet services. In particular, proposals have been advanced at the FCC that would require cable operators to provide access to unaffiliated internet service providers and online service providers. Certain internet service providers also are attempting to use existing commercial leased access provisions of the 1996 Telecom Act to gain access to cable system delivery. Finally, some local franchising authorities are considering the imposition of mandatory internet access requirements as part of cable franchise renewals or transfer approvals.

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

         The FCC recently completed a rulemaking designed to encourage and facilitate third-party sale of cable converters to cable customers. Specifically, the FCC requires cable operators to segregate security functions of set top boxes from all other functions by July 1, 2000. Additionally, as of January 1, 2005, cable operators can no longer lease or sell converter set top boxes that have integrated security and navigation functions. The result of this rulemaking is that cable subscribers will not necessarily obtain their set top boxes from the cable operator, but, instead, may purchase such set top boxes from third-party vendors. Such third-party sales of previously unmodified cable set top boxes could make it more difficult for cable operators to combat theft of service.

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

LIBERTY MEDIA GROUP

         On March 9, 1999, TCI combined the businesses and assets of Liberty Media Group and of TCI Ventures Group in conjunction with the AT&T Merger. Subsequent to the AT&T Merger, TCI does not have a controlling financial interest in Liberty/Ventures Group and accordingly TCI will de-consolidate Liberty/Ventures Group and will account for its investment in Liberty/Media Group under the equity method. For more information, see "Business - General Development of Business." The following information about Liberty Media Group is dated as of March 1, 1999 and does not reflect the effects of the Liberty/Ventures Combination.

         Liberty Media Group, through Liberty Media Corporation, and its attributed subsidiaries and affiliates, produces, acquires and distributes entertainment, sports and informational programming services, as well as electronic retailing services. Such programming is delivered via cable television and other distribution technologies to viewers in the United States and overseas. Liberty Media Group's assets also include video and telephony distribution businesses which operate in countries outside the United States. Liberty Media Group's principal assets include interests in Encore Media Group LLC ("EMG"), Discovery Communications, Inc., ("Discovery") Fox/Liberty regional and national sports networks, Time Warner Inc. ("Time Warner"), QVC, Inc. ("QVC"), and USA Networks, Inc. Liberty Media Group also has interests in certain other domestic and international programming networks and businesses as indicated on the table below. This table sets forth Liberty Media Group's attributed programming interests which are held directly and indirectly through partnerships, joint ventures, common stock investments and instruments convertible or exchangeable into common stock. Ownership percentages in the table are approximate, calculated as of March 1, 1999 and, where applicable and except as otherwise noted, assume conversion to common equity by Liberty Media Group and, to the extent known by Liberty Media Group, other holders. In some cases, Liberty Media Group's interest may be subject to buy/sell procedures, repurchase rights or, under certain circumstances, dilution.

                                                                                                    ATTRIBUTED
                                                           SUBSCRIBERS AT                            OWNERSHIP
                                                              12/31/98             YEAR              INTEREST AT
                     ENTITY                                    (000's)           LAUNCHED              3/1/99
                     ------                                    -------           --------              ------

                                          ENTERTAINMENT AND INFORMATION

  Encore Media Group LLC                                                                               100%
     Encore                                                     12,671              1991
     MOVIEplex                                                   7,473              1995
     Thematic Multiplex (aggregate units)                       17,854              1994
          Love Stories
          Westerns
          Mystery
          Action
          True Stories
          WAM! Americas Kidz Network
          STARZ!                                                 8,779              1994
          STARZ!2                                                4,386              1996
          BET Movies/STARZ!3                                       359              1997                88%
  ACTV, Inc. (Nasdaq: IATV)                                        N/A                                   8%
  Bay TV                                                                            1994                49%
  BET Holdings II, Inc.                                                                                 35%
     BET Cable Network                                          56,002              1980
     BET Action Pay-Per-View                                    10,800(1)           1990
     BET on Jazz                                                 4,000              1996
  Canales n                                                           (2)           1998               100%
  Court TV                                                      31,432              1991                50%
  Discovery Communications, Inc.                                                                        49%
     Discovery Channel                                          75,481              1985
     The Learning Channel                                       67,749              1980
     Discovery Travel Channel                                   21,355              1987                35%
     Animal Planet                                              44,839              1996                40%
     Animal Planet Asia                                            353              1998                25%
     Animal Planet Europe                                        6,748              1998
     Animal Planet Latin America                                 3,342              1998                25%
     Discovery People                                            8,900
     Discovery Science                                                (2)           1996
     Discovery Civilization                                           (2)           1996
     Discovery Travel & Living                                        (2)           1996
     Discovery Kids                                                   (2)           1996
     Discovery Health                                                 (2)           1998
     Discovery Wings                                                  (2)           1998
     Discovery Asia                                             23,207              1994
     Discovery India                                             9,500              1996
     Discovery Japan                                               840              1996                29%(3)
     Discovery Europe                                           16,882              1989
     Discovery Germany                                             284              1996                25%
     Discovery Italy/Africa                                        736              1996
     Discovery Latin America                                    10,146              1996
     Discovery Latin America Kids Network                        6,163              1996
     People & Arts (Latin America)                               7,622              1995                25%
     Discovery Channel Online                                   Online              1995

                                                                                                    ATTRIBUTED
                                                           SUBSCRIBERS AT                            OWNERSHIP
                                                              12/31/98             YEAR              INTEREST AT
                     ENTITY                                    (000's)           LAUNCHED              3/1/99
                     ------                                    -------           --------              ------


                    ENTERTAINMENT AND INFORMATION (Continued)

  E! Entertainment Television                                   53,707              1990                10%
  Fox Kids Worldwide, Inc.                                                                                  (4)
  Health TV                                                         20              1997               100%
     Kaleidoscope                                                8,141              1995                12%
     Recovery Net                                               Online              1997                50%
  International Channel                                          7,778              1990                90%
  MacNeil/Lehrer Productions                                       N/A               N/A                67%
  Odyssey                                                       28,700              1988                33%
  TCI Music, Inc. (Nasdaq: TUNE/TUNEP)
        Digital Music Express                                    4,234(5)           1991                86%
        THE BOX                                                 31,689              1985
        THE BOX SET                                                771              1997
        THE BOX--International Services                         25,707
     SonicNet                                                   Online              1997
     Addicted to Noise                                          Online              1997
     Streamland                                                 Online              1997
  Telemundo Network                                                    (6)                              50%
  Telemundo Station Group                                              (7)                              25%
  Time Warner Inc. (NYSE: TWX)                                                                           9%
     Time Warner/Turner Programming Services(8)

  USA Networks, Inc. (Nasdaq: USAI)                                                                     21% (9)
     HSN                                                        69,325 (10)         1985
     America's Store                                             9,500 (10)         1986
     ISN                                                        Online              1995
     HSN en Espanol                                              2,500              1998                11%
     HOT (Germany)                                              16,100              1995                 9%
     Shop Channel (Japan)                                        4,375              1996                11% (11)
     SciFi Channel                                              52,551              1992
     USA Network                                                75,115              1980
     Ticketmaster                                                 N/A
     Studios USA                                                  N/A
     USA Broadcasting                                           37,025 (12)         1986
  TV Guide, Inc. (f/k/a United Video Satellite
     Group, Inc.)
     (Nasdaq: TVGIA)                                               N/A                                  17% (13)
     TV Guide Channel                                           49,211              1988
     Sneak Prevue                                               34,983              1991
     TV Guide Magazine
     TV Guide Online                                            Online
     Superstar/Netlink Group LLC                                 1,155               N/A                35%
     UVTV                                                       54,869 (14)

                                                                                                    ATTRIBUTED
                                                           SUBSCRIBERS AT                            OWNERSHIP
                                                              12/31/98             YEAR              INTEREST AT
                     ENTITY                                    (000's)           LAUNCHED              3/1/99
                     ------                                    -------           --------              ------

  QVC, Inc.                                                                                             43%
     QVC Network                                                64,201              1986
     QVC-The Shopping Channel (UK)                               7,050              1993
     QVC-Germany                                                12,797              1996
     iQVC                                                       Online              1995

                                 SPORTS SERVICES
  Regional Sports Networks
     Fox Sports Arizona                                          1,112              1996                50%
     Fox Sports Bay Area                                         2,824              1990                35%
     Fox Sports Chicago                                          3,125              1984                35%
     Fox Sports Cincinnati                                       2,447              1989                20%
     Fox Sports Detroit                                          2,315              1984                50%
     Fox Sports Intermountain West                                 624              1990                50%
     Fox Sports Midwest                                          1,528              1989                50%
     Fox Sports New England                                      3,060              1984                20%
     Fox Sports New York                                         4,315              1982                19%
     Fox Sports Northwest                                        2,146              1988                50%
     Fox Sports Ohio                                             2,082              1989                20%
     Fox Sports Pittsburgh                                       2,009              1985                50%
     Fox Sports Rocky Mountain                                   2,060              1988                50%
     Fox Sports South                                            6,274              1990                44%
     Fox Sports Southwest                                        5,081              1983                50%
     Fox Sports West                                             4,034              1985                50%
     Fox Sports West 2                                           2,467              1997                50%
     Home Team Sports                                            4,000              1984                17%
     MSG Network                                                 6,789              1969                19%
     SportsChannel Florida                                       2,964              1993                 6%
     Sunshine Network                                            3,848              1988                27%
     Metro Learning                                              2,082              1998                20%
     Metro Guide                                                 2,082              1998                20%
     Metro Traffic                                               2,082              1998                20%
  National Sports Networks
     FiT TV                                                      8,300              1993                45%
     Fox Sports World Espanol (US)                               2,270              1993                29% (15)
     Fox Sports Direct                                           4,366              1989                50%
     Fox Sports Net                                             62,034              1996                25%
     FX                                                         38,101              1994                50%
     Outdoor Life                                               16,976              1995                17%
     Speedvision                                                17,122              1995                17%
  International Sports Programming
     Fox Sports Americas (Latin America)                         8,865              1995                29% (15)
     Fox Sports World                                            1,712              1997                29% (15)
     Fox Sports Middle East                                         96              1998                29% (15)

                                                                                                    ATTRIBUTED
                                                           SUBSCRIBERS AT                            OWNERSHIP
                                                              12/31/98             YEAR              INTEREST AT
                     ENTITY                                    (000's)           LAUNCHED              3/1/99
                     ------                                    -------           --------              ------

                           SPORTS SERVICES (Continued)

     STAR TV(16)                                               220,000 (16)                              4% (17)
     Torneos y Competencias, SA. (Argentina)                       N/A                                  23% (17)
     J-Sports (Japan)                                              N/A              1998                39% (18)
  Other
     New York Knicks                                                                                    19%
     New York Rangers                                                                                   19%
     Madison Square Garden Arena                                                                        19%
     Radio City Music Hall                                                                              19%
     Pepsi Center                                                                                        7%
     Colorado Avalanche                                                                                  7% (19)
     Denver Nuggets                                                                                      7% (19)
     Staples Center                                                                                     20%

                                    INTERNATIONAL PROGRAMMING, CABLE & TELEPHONY

     Tele-Communications International, Inc.
                                                                   N/A              N/A                 15% (20)

----------

(1)      Number of subscribers to whom service is available.

(2)      Digital services. Subscriber information not currently available.

(3) Jupiter Programming Co., Ltd. ("Jupiter Programming"), of which TINTA owns 50%, has a 50% interest in Discovery Japan.

(4) Liberty's interest consists of shares of 30-year 9% preferred stock which have a stated aggregate value of $345 million and are not convertible into common stock.

(5) Includes residential and commercial addressable digital cable and direct broadcast satellite subscribers.

(6) Telemundo Network is a 24-hour broadcast network serving 61 markets in the United States, including the 37 largest Hispanic markets.

(7) Telemundo Station Group, Inc. owns and operates seven full power broadcast stations serving the seven largest Hispanic markets in the United States.

(8) Includes CNN, Cartoon Network, Headline News, TNT, Turner Classic Movies, TBS Superstation, CNNfn, CNN/SI, CNN International, TNT Latin America, Cartoon Network Latin America, TNT & Cartoon Network Europe, TNT and Cartoon Network Asia, HBO, Cinemax, Comedy Central, HBO Ole, HBO Asia, TVKO and WB Television Network. Following consummation of the Time Warner/Turner Broadcasting System, Inc. ("TBS") merger (the "TBS/Time Warner Merger") on October 10, 1996, Liberty Media Group is no longer reporting subscriber numbers for these programming services.

(9) Liberty Media Group owns direct and indirect interests in various USA Networks, Inc. ("USAi") and Home Shopping Network, Inc. ("HSN") securities which may be exchanged for USAi common stock. Assuming the exchange of such securities and the exchange of certain securities owned by Universal Studios, Inc. and certain of its affiliates for USAi common stock, Liberty Media Group would own approximately 21% of USAi.

(10)     Includes broadcast households and cable subscribers.

(11)     Jupiter Programming holds a 70% interest in Shop Channel.

(12) Number of television households in areas of USA Broadcasting's owned and operated broadcast stations.

(13) The TCI Ventures Group owns an approximate 27% equity interest and a 32% voting interest in TV Guide, Inc.

(14) Aggregate number of subscribers to WGN, KTLA and WPIX, three "Superstations" and 6 Denver broadcast stations marketed and distributed by UVTV.

(15) Held by a 50/50 joint venture between News Corp. and a 50/50 joint venture between Liberty Media Group and TINTA ("Liberty/TINTA").

(16) "STAR TV" is a satellite-delivered television platform. Programming services on STAR TV'S platform include STAR Sports, STAR Plus, Phoenix Chinese Channel, STAR Movies and ZEE TV, among others. STAR TV reaches approximately 220 million people in Asia, India and the Middle East.

(17) Held by Liberty/TINTA. The ownership interest in the table reflects only the attributed interest of Liberty Media Group.

(18)     The remaining interest is held by Jupiter Programming.

(19) Interests represent rights to receive payments equal to approximately 6.5% of distributions by, and approximately 6.5% of proceeds from the sale of, the entities owning the Colorado Avalanche and the Denver Nuggets, rather than ownership interests in those entities.

(20)     The remaining interest in TINTA is attributed to the TCI Ventures
         Group.

         Cable television networks distribute their programming via cable and other distribution technologies, including DTH companies, broadcast television stations, SMATV systems, MMDS, and the internet. Both basic cable networks and pay television programming services generally enter into separate multi-year agreements, known as "affiliation agreements," with operators of cable television systems, SMATV systems, MMDS and DTH distribution companies that have agreed to carry such networks. With the proliferation of new cable networks and services, competition for cable carriage on the limited available channel capacity has intensified. Basic cable networks generate their revenue principally from the sale of advertising time on the networks and from receipt of monthly per subscriber fees paid by cable operators, DTH distribution companies and other customers, who have contracted to receive and distribute such networks. Pay-TV networks do not sell advertising and generate their revenue principally from monthly subscriber fees.

         Relationship with TCI Group. Most of the networks affiliated with Liberty Media Group have entered into affiliation agreements with Satellite Services, Inc. ("SSI") a company within TCI Group. SSI purchases programming services from programming suppliers and then makes such services available to cable television systems owned by or affiliated with TCI Group ("SSI Affiliates"). Customers served by SSI Affiliates ("SSI Subscribers") represented approximately 24% of U.S. households which received cable or satellite delivered programming at December 31, 1998. The following details each national network which had a number of SSI Subscribers, as a percentage of total subscribers, in excess of 24% as of December 31, 1998: FX (28%), Fox Sports World (64%), Fox Sports World Espanol (35%), and International Channel (26%). Regional networks, such as Bay TV and the regional sports networks may be disproportionately dependent on the predominant cable provider in their region, whether an SSI Affiliate or an unaffiliated cable operator. Therefore, where an SSI Affiliate is the predominant cable provider in the region, the ratio of SSI Subscribers to overall subscribers to such networks significantly exceeds 24%. For example, at December 31, 1998, approximately 87% of the subscribers of Bay TV, a regional network for the San Francisco region, were SSI Affiliates. Each of EMG and TCI Music, Inc. ("TCI Music") has entered into long term, fixed rate affiliation agreements with TCI Group pursuant to which TCI Group pays monthly fixed amounts in exchange for unlimited access to certain programming services of such companies. For the year ended December 31, 1998, such fixed rate affiliation fees represented approximately 41% and 24% of the total revenues of EMG and TCI Music, respectively.

Description of Liberty Media Group

         The principal assets attributed to Liberty Media Group are described in greater detail below.

   Programming Services

         Encore Media Group LLC. EMG provides 25 channels of cable and satellite-delivered premium movie services, including Encore, which predominantly airs hit movies from the `60's, `70's and `80's as well as first run movies; six thematic multiplexed channels--Love Stories, Westerns, Mystery, Action, True Stories and WAM!, a 24-hour youth oriented education and entertainment service; STARZ! a first-run movie service; STARZ!2, offering "prime time movies all the time," and BET Movies/STARZ!3 featuring African American actors and directors. EMG also offers MOVIEplex, a "theme by day" channel featuring a different Encore or thematic multiplex channel each day, on a weekly rotation.

         Discovery Communications, Inc. Discovery is the largest originator of documentary, non-fiction programming in the world. Discovery operates several business units. The first of these, Discovery Networks, US, consists of four basic cable networks: Discovery Channel, The Learning Channel, Animal Planet, and the recently acquired Travel Channel, and six networks created for the digital platform: Discovery Science, Discovery Civilization, Discovery Home & Leisure, Discovery Kids, Discovery Health and Discovery Wings. Discovery Channel and The Learning Channel provide nature, science, technology and other non-fiction programming, and are distributed in virtually all U.S. pay-television homes. Animal Planet offers a range of animal programming, including children's programs, game shows, feature films, wildlife documentaries and how-to pet shows.

         Discovery Networks International distributes various Discovery networks in Latin America, Europe, Asia and Africa. Discovery's international networks serve more than 66 million customers in more than 50 countries outside the United States. Discovery Retail operates over 115 retail stores in the United States and the United Kingdom. These include The Nature Company stores, Discovery Channel Stores and one Discovery Channel Destination flagship store. Discovery also markets and distributes BBC America, which launched in March 1998. Discovery recently purchased Eye on People, a 24-hour cable channel focused on people and personalities, from CBS Corporation.

         Time Warner Inc. Time Warner has interests in four fundamental areas of business: Entertainment, consisting primarily of interests in filmed entertainment, television production, television broadcasting, recorded music and music publishing; Cable Networks, consisting principally of interests in cable television programming; Publishing, consisting principally of interests in magazine publishing, book publishing and direct marketing; and Cable, consisting principally of interests in cable television systems. Time Warner is a holding company which derives its operating income and cash flow from its investments in its direct subsidiaries, Time Warner Companies, Inc. and TBS.

         In connection with the TBS/Time Warner Merger in which Liberty Media Group received Time Warner common shares, Time Warner, TBS, TCI and Liberty Media Group entered into an Agreement Containing Consent Order with the Federal Trade Commission ("FTC"), dated August 14, 1996, as amended on September 4, 1996 (the "FTC Consent Decree"). Pursuant to the FTC Consent Decree, among other things, Liberty Media Group agreed to exchange its shares of Time Warner common stock for shares of a separate series of Time Warner common stock with limited voting rights designated as Series LMCN-V common stock (the "TW Exchange Stock"). The TW Exchange Stock entitles the holder to one one-hundredth (1/100th) of a vote for each share with respect to the election of directors. Liberty Media Group holds approximately 114 million shares of the TW Exchange Stock, which represent less than 1% of the voting power of Time Warner's outstanding common stock. Each share of TW Exchange Stock is exchangeable, under certain circumstances, for one share of Time Warner common stock.

         ACTV, Inc. On September 21, 1998 Liberty Media Group purchased a 7.5% interest in ACTV, Inc., a company which produces tools for the creation of programming that allows viewer participation for both television and internet platforms.

         BET Holdings II, Inc. ("BET") BET's primary operations are conducted by BET Cable Network, an advertiser-supported basic cable network which provides a broad mix of music videos, off-network situation comedies and original programming targeted to the interests and concerns of African-American viewers. BET also operates BET on Jazz featuring jazz concerts and music videos, as well as BET Action Pay-Per-View, which distributes films produced by major studios and independent film companies. In addition, BET has interests in magazine and book publishing, as well as motion picture production.

         Court TV. Court TV is a basic cable network which provides live and/or tape delayed coverage and analysis of selected criminal and civil legal proceedings.

         TCI Music, Inc. TCI Music is a diversified music entertainment company delivering audio and video music services to commercial and residential customers via television, the internet and other distribution technologies. TCI Music's principal services include THE BOX, an interactive all music video channel; Digital Music Express, a premium digital audio music service; and SonicNet, a leading music site on the internet.

         E! Entertainment Television. E! Entertainment Television is a 24-hour basic cable network devoted to the world of celebrities and entertainment. The network's programming mix includes entertainment news reports, original programs, and exclusive live coverage of major awards shows and celebrity events.

         International Cable Channels Partnership, Ltd. ("ICCP") ICCP distributes and markets ethnic programming in the United States. Its basic network, International Channel, provides news, sports, music, movies and general entertainment programming from around the world in more than 20 different languages. ICCP also operates Premium Networks, a digital tier of single-language channels, such as Chinese and French. In addition, ICCP markets and distributes Canales n, a newly launched digital tier of Spanish-language cable television channels designed to serve the growing Latino market in the United States.

         Odyssey. Odyssey, a national basic cable network, provides viewers with non-denominational religious and values-based entertainment and informational programming. Hallmark Entertainment and The Jim Henson Company, both leaders in the production of family entertainment, recently invested in Odyssey, reducing Liberty Media Group's ownership interest from 49% to approximately 33%. Both Hallmark Entertainment and The Jim Henson Company will make their programming available to Odyssey.

         MacNeil/Lehrer Productions. MacNeil/Lehrer Productions is the primary producer of the News Hour on the Public Broadcasting System and a producer of other high-quality documentary and public affairs programming.

         TV Guide, Inc. (formerly United Video Satellite Group, Inc.) is a media and communications company engaged predominantly in providing print, passive and interactive program listings guides to households, distributing superstation programming to cable television systems and DTH satellite providers, and marketing satellite delivered programming to C-band satellite dish owners.

         On March 1, 1999, UVSG acquired Liberty Media Group's 40% interest in Superstar/Netlink Group LLC ("SNG"), and Liberty Media Group's 100% interest in Netlink USA in exchange for 12,750,000 shares of UVSG Class B Common Stock (the "Netlink Transaction"). As a result of the Netlink Transaction, UVSG owns approximately 80% of SNG which markets packages of satellite entertainment programming to C-band satellite dish owners in North America. Netlink USA uplinks the signals of six broadcast television stations to C-band packagers such as SNG.

         On the same date, UVSG acquired from TVG Holdings, Inc., an indirect subsidiary of News Corp., the stock of News America Publications, Inc. and TVSM, Inc. (the "TV Guide Transaction"). These entities publish TV Guide Magazine and other printed television program listings guides and distribute, through the internet, an entertainment service known as TV Guide Online. News Corp. received consideration consisting of approximately 22.5 million shares of UVSG Class A common stock, approximately 37.5 million shares of UVSG Class B common stock and $800 million in cash. News Corp. then elected to purchase approximately 6.5 million additional shares of UVSG Class A Common Stock for approximately $129 million in cash to equalize its ownership with that of TCI.

         Upon closing of the foregoing transactions, UVSG's name was changed to TV Guide, Inc. TCI and News Corp. each owned approximately 44% of the issued and outstanding common stock of UVSG and each owned approximately 49% of the total voting power of UVSG. TCI's entire interest in UVSG is attributed to Liberty Media Group and TCI Ventures Group.

         USA Networks, Inc. USAi, formerly known as HSN, Inc., is a diversified media and electronic commerce company that is engaged in five principal areas of business: HSN, which primarily engages in the electronic retailing business; Networks and television production, which operates the USA Network, a general entertainment basic cable television network, and The Sci-Fi Channel, which features classic science fiction movies, science fact, fiction, movies and original production; Studios USA, which produces and distributes television programming; USA Broadcasting, which owns and operates a group of UHF and low power television stations; Ticketmaster Group, Inc., which is the leading provider of automated ticketing services in the United States; and internet services.

         Liberty Media Group's interest in USAi consists of shares of USAi common stock held by Liberty Media Group and its subsidiaries, shares of USAi common stock held by certain entities in which Liberty Media Group has an equity interest but only limited voting rights, and securities of certain subsidiaries of USAi which are exchangeable for shares of USAi common stock. In general, until the occurrence of certain events and with the exception of certain negative controls, Mr. Barry Diller has voting power over Liberty Media Group's interest in USAi.

         Fox Sports Networks. In April 1996, Liberty Media Group and News Corp., formed Fox/Liberty Networks ("Fox Sports"), a joint venture to hold Liberty Media Group's national and regional sports networks and the FX network. In December 1997, Fox Sports completed a series of transactions (the "Rainbow Transactions") with Rainbow Media Sports Holdings, Inc. ("Rainbow") in which Fox Sports acquired a 40% interest in Rainbow's eight regional sports networks, the Madison Square Garden entertainment complex, Radio City Productions LLC, the New York Rangers, a professional hockey team, and the New York Knicks, a professional basketball team. As of December 31, 1998, Fox Sports owned interests in, or was affiliated with, 24 regional sports networks, 17 of which operate under the Fox Sports name. These regional sports networks have rights to telecast live games of professional sports teams in the National Basketball Association, the National Hockey League and/or Major League Baseball, and numerous collegiate sports teams.

         As part of the Rainbow Transaction, Fox Sports and Rainbow established a 50-50 partnership to operate Fox Sports Net, which provides affiliated regional sports networks, 24 hours per day, with national sports programming to supplement their regional sports offerings. Fox Sports Net features live and replayed sporting events, as well as other original sports programming, including a national sports news program, Fox Sports News. Fox Sports and Rainbow also established a national advertising representative firm to sell advertising time during both the regional affiliates' local programming and national network programming provided by Fox Sports Net.

         Fox Sports also operates several national networks in addition to Fox Sports Net, including FX, a general entertainment network which also carries various sporting events; FiT TV, which features health and fitness programming; Speedvision, which provides coverage of the automotive, motorcycle, aviation and marine industries; and Outdoor Life Network, which is devoted to adventure, wildlife and environmental issues and the outdoor lifestyle.

         At the international level, Liberty Media Group and TINTA formed a joint venture with News Corp. to hold their international sports interests. These include Fox Sports World Espanol, a Spanish language sports network, distributed in the United States and in Latin America, and STAR TV, a satellite-delivered programming platform available to 220 million viewers in Asia, India and the Middle East. Outside of the venture with News Corp., Liberty Media Group and TINTA own an interest in J-Sports, a sports network in Japan featuring coverage of SUMO wrestling, soccer, baseball and other international sporting events; and Torneos y Competencias S.A. ("TyC"), Argentina's dominant sports programming service. TyC also owns an interest in Canal 9, a general entertainment broadcast channel in Buenos Aires, Argentina which has become an international superchannel, providing programming to the United States and, via cable, to outlying areas of Argentina.

         The sports programming networks typically enter into rights agreements with one or more professional sports teams in their regions and acquire rights to collegiate and other sporting events through arrangements with regional conferences, individual schools, programming syndicators and event organizers. Fox Sports also acquires national rights agreements with professional leagues, such as Major League Baseball, and with regional collegiate conferences. Programming acquired under national rights agreements may be exhibited on Fox Sports Net and FX in addition to the regional sports networks. The duration of the rights agreements with the professional teams ranges from one to 20 years. The rights agreements for collegiate sporting events typically range from two to 10 years. Certain factors such as player strikes, bankruptcy of leagues or individual teams or team relocations may have an adverse effect on the revenue of the regional sports networks.

         Telemundo. On August 12, 1998, Liberty Media Group, in a 50-50 partnership with Sony Pictures Entertainment, acquired 100% of the Telemundo network and approximately 50% of the Telemundo station group. The Telemundo network is a broadcast network which provides 24-hour Hispanic language programming to 61 markets in the United States, including the 37 largest Hispanic markets, and reaches approximately 85% of all Hispanic households in the United States. The Telemundo station group owns and operates eight full power UHF stations and 15 low power television stations serving some of the largest Hispanic markets in the United States and Puerto Rico. While Liberty Media Group has approximately a 25% interest in the Telemundo station group, its voting power is less than 5% to meet certain regulatory requirements.

         Electronic Retailing. Liberty Media Group has significant investments in the two largest home shopping companies in the United States--QVC and HSN. These companies market and sell a wide variety of consumer products and services primarily by means of televised shopping programs on the QVC and HSN networks and via the Internet through iQVC and Internet Shopping Network. QVC also operates shopping networks in the United Kingdom and Germany, while HSN operates home shopping networks in Japan and Germany.

         TINTA. On November 19, 1998 TINTA completed its merger with a wholly owned subsidiary of TCI and, as a result, TCI now owns 100% of TINTA. Prior to the TINTA Merger TCI Ventures Group owned approximately 83% of TINTA's Series A common stock and all of TINTA's Series B common stock. Following the TINTA Merger, approximately 85% of TINTA was attributed to TCI Ventures Group and 15% was attributed to Liberty Media Group. See "TCI VENTURES GROUP Description of TCI Ventures Group" for more details on the business of TINTA.

   Regulation-Programming Companies

         The FCC regulates the providers of satellite communications services and facilities for the transmission of programming services, the cable television systems that carry such services, and, to some extent, the availability of the programming services themselves through its regulation of program licensing. Cable television systems are also regulated by municipalities or other state and local government authorities. Continued rate regulation or other franchise conditions could place downward pressure on subscriber fees earned by the programming companies described above in which Liberty Media Group has interests (the "Programming Companies") and regulatory carriage requirements could adversely affect the number of channels available to carry the Programming Companies. For more information on rate regulation, see "TCI GROUP - Regulation and Legislation" and " - Cable Rate Regulations," above.

         Regulation of Program Licensing. The 1992 Cable Act directed the FCC to promulgate regulations regarding the sale and acquisition of cable programming between multi-channel video programming distributors (including cable operators) and satellite-delivered programming services in which a cable operator has an attributable interest. The legislation and the implementing regulations adopted by the FCC preclude virtually all exclusive programming contracts between cable operators and satellite programmers affiliated with any cable operator (unless the FCC first determines the contract serves the public interest) and generally prohibit a cable operator that has an attributable interest in a satellite programmer from improperly influencing the terms and conditions of sale to unaffiliated multi-channel video programming distributors. Further, the 1992 Cable Act requires that such affiliated programmers make their programming services available to cable operators and competing multi-channel video programming distributors such as MMDS and direct broadcast satellite distributors on terms and conditions that do not unfairly discriminate among such distributors. The 1996 Telecom Act has extended these rules to programming services in which telephone companies and other common carriers have attributable ownership interests. The FCC recently revised its program licensing rules, by implementing a damages remedy in situations where the defendant knowingly violates the regulations and by establishing a timeline for the resolution of such complaints, among other things.

         Regulation of Carriage of Programming. Under the 1996 Telecom Act, the FCC has adopted regulations prohibiting cable operators from requiring a financial interest in a programming service as a condition to carriage of such service, coercing exclusive rights in a programming service or favoring affiliated programmers so as to restrain unreasonably the ability of unaffiliated programmers to compete.

         Regulation of Ownership. The 1992 Cable Act required the FCC, among other things, (a) to prescribe rules and regulations establishing reasonable limits on the number of channels on a cable system that will be allowed to carry programming in which the owner of such cable system has an attributable interest and (b) to consider the necessity and appropriateness of imposing limitations on the degree to which multi-channel video programming distributors (including cable operators) may engage in the creation or production of video programming. In 1993, the FCC adopted regulations limiting carriage by a cable operator of national programming services in which that operator holds an attributable interest to 40% of the first 75 activated channels on each of the cable operator's systems. The rules provide for the use of two additional channels or a 45% limit, whichever is greater, provided that the additional channels carry minority-controlled programming services. The regulations also grandfather existing carriage arrangements that exceed the channel limits, but require new channel capacity to be devoted to unaffiliated programming services until the system achieves compliance with the regulations. These channel occupancy limits apply only up to 75 activated channels on the cable system, and the rules do not apply to local or regional programming services. These rules may limit carriage of the Programming Companies on certain systems of affiliated cable operators. In the same rulemaking, the FCC concluded that additional restrictions on the ability of multi-channel distributors to engage in the creation or production of video programming were then unwarranted.

         Regulation of Carriage of Broadcast Stations. The 1992 Cable Act granted broadcasters a choice of must carry rights or retransmission consent rights. The rules adopted by the FCC generally provided for mandatory carriage by cable systems of all local full-power commercial television broadcast signals selecting must carry rights and, depending on a cable system's channel capacity, non-commercial television broadcast signals. Such statutorily mandated carriage of broadcast stations coupled with the provisions of the 1984 Cable Act, which require cable television systems with 36 or more "activated" channels to reserve a percentage of such channels for commercial use by unaffiliated third parties and permit franchise authorities to require the cable operator to provide channel capacity, equipment and facilities for PEG access channels, could adversely affect some or substantially all of the Programming Companies by limiting the carriage of such services in cable systems with limited channel capacity. The FCC recently initiated a proceeding asking to what extent cable operators must carry all digital signals transmitted by broadcasters. The imposition of such additional must carry regulation, in conjunction with the current limited cable system channel capacity, would make it likely that cable operators will be forced to drop cable programming services, which may have an adverse impact on the Programming Companies' programming interests.

         Closed Captioning Regulation. The 1992 Cable Act also required the FCC to establish rules and an implementation schedule to ensure that video programming is fully accessible to the hearing impaired through closed captioning. The rules adopted by the FCC will require substantial closed captioning over an eight to 10 year phase-in period with only limited exemptions. As a result, the Programming Companies are expected to incur significant additional costs for closed captioning.

         Copyright Regulation. Under regulations adopted by the Copyright Office, satellite carriers such as Netlink USA are not "cable systems" within the meaning of the Copyright Revision Act of 1976 as amended. Accordingly, satellite carriers are not permitted to provide superstation or network station broadcast signals to home satellite dish owners under the separate compulsory license extended to cable systems. Instead, Congress granted a statutory copyright license to satellite carriers retransmitting the broadcast signals of "superstations," such as KWGN and WGN, and of network stations to the public for private home viewing under the Satellite Home Viewer Act of 1994 (the "SHV Act"), which license is scheduled to expire on December 31, 1999. Although bills, which, among other things, would extend the license granted under the SHV Act, have been introduced in Congress, if the license is not further extended, satellite carriers will be required to negotiate private licenses for the retransmission of copyright material to home satellite dish owners after 1999. Satellite carriers may only distribute the signals of network broadcast stations, as distinguished from superstations, to "unserved households" that are outside the Grade B contours of a primary station affiliated with such network. The FCC released new rules on February 2, 1999 for determining whether households are unserved. Netlink USA entered into an agreement with the National Association of Broadcasters, the ABC, CBS, FOX and NBC networks, their affiliate associations, and several hundred broadcast stations, effective May 1, 1998, to identify by zip code those geographic areas which are "unserved" by network affiliated stations. Depending upon the implementation of the agreement and such identification, Netlink USA may be required, after expiration of a transition period on August 31, 1999, to disconnect a substantial number of existing subscribers. Under the SHV Act, satellite carriers must pay a monthly fee for each subscriber. To the extent that satellite carriers transmit superstation or network station signals to cable operators, such cable operators pay the copyright fee under the separate compulsory license.

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

         Proposed Changes in Regulation. The regulation of programming services, cable television systems, satellite carriers and television stations is subject to the political process and has been in constant flux over the past decade. Further material changes in the law and regulatory requirements must be anticipated and there can be no assurance that Liberty Media Group's business will not be affected adversely by future legislation, new regulation or deregulation.

   Competition-Programming Companies

         The business of distributing programming for cable television is highly competitive. The Programming Companies directly compete with other programming services for distribution on a limited number of cable television channels and on other distribution media. In addition to competition for cable distribution, viewers and advertisers, the Programming Companies also compete, to varying degrees, for programming content.

         HSN and QVC operate in direct competition with businesses which are engaged in retail merchandising.

TCI VENTURES GROUP

         On March 9, 1999, TCI combined the businesses and assets of Liberty Media Group and of TCI Ventures Group in conjunction with the AT&T Merger. Subsequent to the AT&T Merger, TCI does not have a controlling financial interest in Liberty/Ventures Group and accordingly TCI will deconsolidate Liberty/Ventures Group and will account for its investment in Liberty Media Group under the equity method. For more information, see "Business - General Development of Business". The following information about TCI Ventures Group is dated as of March 1, 1999 and does not reflect the effects of the Liberty/Ventures Combination.

         In connection with the AT&T Merger and immediately prior thereto, certain of the assets attributed to TCI Ventures Group were transferred to TCI Group in exchange for approximately $5.5 billion cash. The transferred assets are identified in the table below with an asterisk.

         The assets attributed to TCI Ventures Group, the business unit created in 1997, include interests in internet services; satellite communications; wired and wireless domestic telephony; international cable, telephony and programming; digital services; and other technology investments, listed in the table below. Such assets are held directly and indirectly through partnerships, joint ventures, common stock investments and instruments convertible or exchangeable into common stock. In some cases, TCI Ventures Group's interest may be subject to buy-sell procedures, repurchase rights, performance guarantees and other restrictions. Ownership percentages in the table are approximate, calculated as of March 1, 1999.

                                                              Attributed
                      Company                                 Ownership(1)                  Business
---------------------------------------------------           ------------     ----------------------------------

                                                INTERNET SERVICES

At Home Corporation*                                          39% equity       High-speed multimedia Internet
(Nasdaq: ATHM)                                                71% voting       services

Sportsline USA, Inc.                                              3%           Internet provider of branded
(Nasdaq: SPLN)                                                                 inter-active sports information,
                                                                               programming and merchandise

iVillage, Inc.                                                    4%           Developer and Internet and on-line
                                                                               provider of branded communications
                                                                               and information services for adult
                                                                               women

KPCB Java Fund, L.P.                                              5%           Investor in Java application
                                                                               development

                                       DIVERSIFIED SATELLITE COMMUNICATIONS

TV Guide, Inc. (f/k/a United Video Satellite Group,           27% equity       Satellite distribution of video,
Inc.)(Nasdaq: TVGIA)                                          32% voting       audio, data and program promotion
                                                                               services

                                                              Attributed
                      Company                                 Ownership (1)                 Business
---------------------------------------------------           -------------    ----------------------------------

                                                DOMESTIC TELEPHONY

Sprint PCS Group                                             22% equity (2)    Digital PCS under the "Sprint"
(NYSE: PCS)                                              less than 1% voting   brand name

Western Tele-Communications, Inc.*                               100%          Provider of microwave and
                                                                               wireline transport of
                                                                               telecommunications services

AT&T (NYSE: T)*                                                   3%           Telecommunications

                                  INTERNATIONAL CABLE, TELEPHONY AND PROGRAMMING

Tele-Communications International, Inc.                       85% equity       International cable, telephony and
                                                                               programming

                                                 DIGITAL SERVICES

National Digital Television Center,                              100%          Provider of television production,
Inc.*                                                                          digital compression, and
                                                                               transmission and authorization
                                                                               services to programmers, cable
                                                                               systems and other video
                                                                               distributors
                                                   OTHER ASSETS

Academic Systems Corporation                                      5%           Provider of higher education
                                                                               multimedia instruction manuals

Antec Corporation                                                19%           Manufacturer of products for
(NASDAQ/NM: ANTC)                                                              hybrid fiber/coaxial broadband
                                                                               networks

CSG Systems International, Inc.                                 5.5% (3)       Provider of processing software
(NYSE: CSG)                                                                    and other customer management
                                                                               services to video and data
                                                                               distributors

General Instrument Corporation                                   13% (4)       World-wide supplier of systems and
(NYSE: GIC)                                                                    equipment for high performance
                                                                               networks delivering video, voice
                                                                               and data/Internet services

                                                              Attributed
                      Company                                 Ownership (1)                 Business
---------------------------------------------------           -------------    ----------------------------------

Intessera, Inc.                                                  100%          Provider of database management
                                                                               software

The Lightspan Partnership, Inc.                                   8%           Developer of educational
                                                                               programming

MCNS Holdings, L.P.                                              25%           Developer of multimedia
                                                                               communications network and
                                                                               associated technologies

----------
(1) Unless otherwise noted, ownership percentages represent both equity and voting interests.

(2) TCI Ventures Group holds securities of Sprint which are exercisable for or convertible into Sprint PCS stock. The percentage in the table assumes exercise and conversion of such securities and is calculated on a fully diluted basis.

(3) The percentage in the table assumes the exercise of warrants which are exercisable for 1.5 million shares of common stock and which are subject to certain vesting requirements.

(4) Excludes warrants to purchase approximately 21.4 million additional shares of GI common stock at $14.25 per share, subject to certain vesting requirements.

Description of the TCI Ventures Group

         The principal assets attributed to TCI Ventures Group are described in greater detail below.

   Internet Service

         The primary internet service asset attributed to TCI Ventures Group prior to the AT&T Merger was its investment in @Home.

         At Home Corporation. @Home, which became a public company in July 1997, is a leading provider of broadband internet services that delivers data to homes and businesses through the cable television infrastructure and a cable modem at speeds up to 100 times faster than traditional telephone dial-up alternatives.

         @Home currently offers two internet services: @Home for residential consumers and @Work for businesses and tele-commuters. @Home's primary offering "the @Home service" allows residential subscribers to connect their personal computers via cable modem to a high-speed internet "backbone" network developed and managed by @Home. @Home has entered into distribution arrangements with cable companies whose cable systems pass approximately 57.3 million homes. @Home's residential offering had approximately 331,000 cable modem subscribers across North America at December 31, 1998 representing an increase of approximately 158% from the 210,000 subscribers reported at September 30, 1998. As of December 31, 1998, approximately 13.2 million of the homes served by the cable companies with which @Home has distribution agreements are passed by upgraded two-way hybrid fiber co-axial cable. For businesses, @Home's @Work service provides a platform for internet, intranet and extranet connectivity solutions and networked business applications over both cable infrastructure and digital telecommunications lines. As of December 31, 1998, @Work had over 1,700 corporate customers, and the @Work service was available in 22 metropolitan markets.

         TCI was a founding partner of @Home and currently holds a 39% equity interest and a 71% voting interest in @Home. Four officers or directors of TCI currently serve on @Home's 11 member board; however, TCI has the right, at any time, to increase the size of @Home's Board of Directors (the "@Home Board") and elect a majority of the directors of the @Home Board. TCI's controlling position in @Home is, however, subject to certain protective rights held by @Home. TCI has agreed that @Home will be the exclusive high-speed internet service provider distributed over TCI's cable systems, subject to certain exceptions, until at least June 4, 2002, subject to early termination in certain circumstances. In February 1998, NDTC, on behalf of TCI, entered into a Memorandum of Understanding with @Home pursuant to which @Home agreed to develop software and provide integration services for TCI's advanced set top devices that will deliver both digital television and data services.

   Diversified Satellite Communications

         TV Guide, Inc. (formerly UVSG) Following completion of the Netlink and TV Guide Transactions which are described in "LIBERTY MEDIA GROUP - Description of Liberty Media Group - Programming Services," TCI had approximately a 44% equity interest and a 49% voting interest in UVSG of which a 27% equity interest and a 32% voting interest was attributed to TCI Ventures Group and the balance of which was attributed to Liberty Media Group. UVSG is a media and communications company engaged predominantly in providing print, passive and interactive program listings guides to households, distributing superstation programming to cable television systems and DTH satellite providers, and marketing satellite delivered programming to C-band satellite dish owners. UVSG has been organized into three operating groups: Magazine Group; Entertainment Group; and United Video Group. The Magazine Group publishes and distributes TV Guide Magazine and customized monthly programming guides for cable and satellite operators in the US and internationally. The Entertainment Group supplies satellite-delivered on-screen program promotion and guide services, including TV Guide Channel and Sneak Prevue. The United Video Group provides DTH satellite services, satellite distribution of video entertainment services, software development and systems integration services and satellite transmission services for private networks. This group includes SNG and Netlink USA in addition to UVSG's UVTV division which markets and distributes to cable television systems and other multi-channel video distributors WGN (Chicago), KTLA (Los Angeles) and WPIX (New York), three independent "superstations".

   Domestic Telephony

         Prior to the AT&T Merger, TCI Ventures Group's telephony assets consisted primarily of its ownership of (a) an approximately 22% equity interest (on a fully diluted basis) in the "Sprint PCS Group," consisting of shares of Series 2 Sprint PCS stock (which have limited voting rights) and certain warrants and shares of convertible preferred stock exercisable for or convertible into such shares; (b) 100% of WTCI; and (c) approximately 47 million shares of AT&T Common Stock.

         The Sprint PCS Group, which markets its wireless telephony products and services under the "Sprint"(R) and "Sprint PCS"(R) brand names, operates the only 100% digital personal communications system ("PCS") wireless network in the United States, with licenses to provide service nationwide utilizing a single frequency band and a single technology. The Sprint PCS Group owns licenses to provide service to the entire United States population, including Puerto Rico and the U.S. Virgin Islands.

         Pursuant to the Final Judgment agreed to by TCI, AT&T and the DOJ on December 31, 1998, Liberty/Ventures Group prior to the AT&T Merger transferred all of the Sprint Securities to a trust with the Trustee, pursuant to a trust agreement approved by the DOJ. The Final Judgment, if entered by the United States District Court for the District of Columbia, would require the Trustee, on or before May 23, 2002, to dispose of a portion of the Sprint Securities held by the trust and beneficially owned by Liberty/Ventures Group sufficient to cause Liberty/Ventures Group to own beneficially no more than 10% of the outstanding Series 1 PCS stock of Sprint on a fully diluted basis (assuming the issuance of all shares of Series 1 PCS stock of Sprint ultimately issuable in respect of the applicable securities of Sprint upon the exercise, conversion or other issuance thereof in accordance with the terms of such securities) on such date. On or before May 23, 2004, the Trustee must divest the remainder of the Sprint Securities beneficially owned by Liberty/Ventures Group. For additional information, see note 2 to the Company's consolidated financial statements included in Part II of this report.

         WTCI provides long-distance transport of video, voice and data traffic and other telecommunications services to telecommunications carriers on a wholesale basis. WTCI provides these services primarily through a digital broadband microwave network located in a 12-state region.

   International Cable and Programming and Telephony

         TINTA. TCI owns 100% of the equity in TINTA, of which 85% is attributed to TCI Ventures Group and 15% is attributed to Liberty Media Group. TINTA provides diversified programming services and operates broadband cable television and telephony distribution networks in selected markets outside the United States. At December 31, 1998, TINTA had ownership interests in or managed 61 cable and satellite programming services, which are received by subscribers in various countries outside the United States. TINTA also has ownership interests in companies operating broadband networks that, at December 31, 1998, provided cable television service to an aggregate of approximately 4.5 million basic subscribers and, primarily in the United Kingdom, provided telephone service over approximately 1.5 million telephone lines.

         TINTA has recently placed greater emphasis on the acquisition and development of multi-channel programming businesses, while maintaining meaningful and complementary interests in cable distribution assets. TINTA's distribution and programming ventures are concentrated in the United Kingdom, Europe, Latin America, Asia and the Caribbean, with particular focus, at present, on the United Kingdom, Argentina and Japan.

         Included among TINTA's cable and telephony distribution assets are an indirect 22% interest in Telewest Communications plc ("Telewest") and a 40% interest in Jupiter Telecommunications Co. Ltd ("Jupiter"). Telewest is a leading provider of cable television and cable telephony services in the United Kingdom providing cable television services over a broadband (i.e., high capacity) network and uses such network, together with twisted-pair copper wire connections for final delivery to the customer premises, to provide telephony services to its customers. Jupiter provides residential and business cable television and cable telephony in Japan.

         TINTA also currently has an approximate 28% ownership interest and certain conditional management rights in Cablevision S.A. ("Cablevision"), which is one of the two largest cable television companies in Argentina. At December 31, 1998, Cablevision provided cable television service to an aggregate of approximately 1.5 million subscribers.

         TINTA's programming interests include a 37% equity interest (representing a 50% voting interest) in Flextech p.l.c. ("Flextech"), a 30% interest in MultiThematiques, S.A. ("MultiThematiques") and a 50% interest in Jupiter Programming. Through its subsidiaries and affiliates, Flextech creates, packages and markets entertainment and information programming for distribution on cable television and DTH satellite providers throughout the United Kingdom and parts of continental Europe. Flextech's ordinary shares trade on the London Stock Exchange. MultiThematiques and Jupiter Programming provide multi-channel programming to cable television and DTH satellite providers in continental Europe and Japan, respectively. In addition, in August 1998, TINTA purchased Pramer S.C.A., an Argentine company which programs, markets and distributes 16 cable channels in Argentina, of which 10 are distributed throughout Latin America, and which markets one terrestrial station to operators in Argentina and neighboring countries.

         Liberty/TINTA, through a 50/50 joint venture with News Corp., holds international sports interests. These include Fox Sports World Espanol, a Spanish language sports network, distributed in the United States and in Latin America, and STAR TV, a satellite-delivered programming platform available to 220 million viewers in Asia, India and the Middle East. Outside of the venture with News Corp., Liberty Media Group and TINTA own an interest in J-Sports, a sports network in Japan featuring coverage of SUMO wrestling, soccer, baseball and other international sporting events; and TyC, Argentina's dominant sports programming service. TyC also owns an interest in Canal 9, a general entertainment broadcast channel in Buenos Aires, Argentina which has become an international superchannel, providing programming to the United States and, via cable, to outlying areas of Argentina.

         Competition. The various cable operators in which TINTA has interests directly compete for customers and advertisers in local markets with other providers of entertainment, news and information. Such cable operators also compete with companies who use alternative methods of distributing the same or similar video programming offered by cable television systems.

         The business of distributing programming for cable and satellite television is also highly competitive. TINTA's programming subsidiaries and affiliates directly compete with other programming services for distribution on a limited number of television channels and, when distribution is obtained, they compete for viewers and advertisers with other programming services.

         Government Regulation. Substantially every country in which TINTA has, or proposes to make, an investment regulates, in varying degrees, (a) the granting of cable and telephony franchises, the construction of cable and telephony systems and the operations of cable, other multi-channel television operators and telephony operators and service providers, as well as the acquisition of, and foreign investments in, such operators and service providers, and (b) the broadcast and content of programming and internet services and foreign investment in programming companies. Regulations or laws may cover wireline and wireless telephony, satellite and cable communications and internet services, among others. Regulations or laws that exist at the time TINTA makes an investment in a subsidiary or affiliate may thereafter change, and there can be no assurance that material and adverse changes in the regulation of the services provided by TINTA's subsidiaries and affiliates will not occur in the future. Regulation can take the form of price controls, service requirements and programming and other content restrictions, among others. Moreover, some countries do not issue exclusive licenses to provide multi-channel television services within a geographic area, and in those instances TINTA may be adversely affected by an overbuild by a competing cable operator. In certain countries where multi-channel television is less developed, there is minimal regulation of cable television, and, hence, the protections of the cable operator's investment available in the United States and other countries (such as rights to renewal of franchises and utility pole attachment) may not be available in these countries.

         National Digital Television Center, Inc., NDTC, which operates through a number of wholly owned subsidiaries of TCI, provides a wide range of analog and digital television services to programmers, cable operators and satellite distributors.

         NDTC's Video Services unit, through its state-of-the-art facilities outside of Denver and additional facilities in New York, Los Angeles and Hong Kong, provides services such as studio production, post-production, on-air origination, digital compression, encryption and authorization, and satellite uplink services. NDTC's Headend in the Sky ("HITS") unit manages a package of compressed digital signals and sells this service along with GI's authorization services to United States cable operators. The HITS programming lineup consists of over 130 program channels and 40 digital music channels. HITS currently has approximately 1.3 million digital subscribers. NDTC's Technology unit manages a team developing an advanced digital settop terminal. This team consists primarily of GI, Microsoft Corporation, Sun Mircrosystems, Inc., TV Guide Networks, Inc. and @Home. Scheduled for delivery in late 1999, the advanced digital settop terminal is expected to combine traditional television services with high-speed internet-like services.

         On July 17, 1998, NDTC acquired approximately 21.4 million shares of restricted common stock of GI in exchange for (a) certain assets of NDTC's settop authorization business, (b) the license of certain related technology to GI, (c) a $50 million promissory note from TCI Ventures Group, and (iv) a nine-year revenue guarantee in favor of GI. NDTC has also entered into a service agreement pursuant to which it provides certain services to GI's settop authorization business.

         Pursuant to an agreement between NDTC and GI, TCI Group held warrants to purchase approximately 21.4 million additional shares of GI common stock at $14.25 per share which vest upon the purchase of certain quantities of advanced digital settop terminals. In connection with the AT&T Merger, Liberty/Ventures Group paid TCI Group an aggregate of approximately $176 million in cash and TCI Ventures Group retained these warrants. If any warrants are forfeited solely because TCI Group fails to purchase the required number of advanced digital settop terminals, TCI Group will pay to the Liberty/Ventures Group an amount equal to $8.25 for each warrant forfeited, adjusted as appropriate for any changes in the capitalization of GI.

Item 2.  Properties.

         The Company currently leases its executive offices in a suburb of Denver, Colorado, and leases most of its regional and local operating offices. During 1999, the Company will relocate its executive offices to a suburb in Denver, Colorado to properties owned by the Company. The Company owns many of its head-end and antenna sites. Its physical cable television properties, which are located throughout the United States, consist of system components, motor vehicles, miscellaneous hardware, spare parts and other components.

         The Company's cable television facilities are, in the opinion of management, suitable and adequate by industry standards. Physical properties of the Company are not held subject to any major encumbrance.

Item 3.  Legal Proceedings.

         There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject, except as follows:

         Intellectual Property Development Corporation v. UA-Columbia Cablevision of Westchester, Inc. and Tele-Communications, Inc. On September 1, 1994, plaintiff filed suit in federal court in New York for the alleged infringement of a patent for an invention used in broadcasting systems with fiber optic transmission lines. Plaintiff seeks injunctive relief and unspecified treble damages. The patent at issue expired on January 16, 1996, thereby eliminating any claim for injunctive relief by plaintiff. The issues now center around whether defendants owe past damages up to the time the patent expired. Discovery is currently ongoing. Based upon the facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition of this action should not have a material adverse effect upon the financial condition of Tele-Communications, Inc. ("TCI" or the "Company").

         Time Warner Stockholder Litigation. In November 1995, two lawsuits on behalf of and for the benefit of Time Warner, Inc. ("Time Warner") were filed in the Court of Chancery of the State of Delaware ("the Delaware Chancery Court") by purported stockholders of Time Warner. These actions, which have identical claims and allegations, are styled as Bernard v. Time Warner, Inc., Civil Action ("C.A.") No. 14651, and Parnes v. Time Warner, Inc., C.A. No. 14660, respectively. The defendants named in both complaints are Time Warner, Inc., Tele-Communications, Inc., and the following individuals who are directors of Time Warner: Gerald M. Levin, Merv Adelson, Beverly Sills Greenough, Michael A. Miles, Donald S. Perkins, Raymond S. Trough, Edward S. Finkelstein, Carla A. Hills, Henry Luce, III, Reuben Mark, Francis T. Vincent, Jr., Lawrence B. Buttenweiser, David T. Kearns, J. Richard Munro, and Richard D. Parsons. In both cases, plaintiffs allege among other things that the Time Warner directors breached their fiduciary duties in establishing the terms of Time Warner's proposed merger with Turner Broadcasting System, Inc. ("TBS") Specifically, plaintiffs contend in both cases that the Time Warner directors impermissibly sought to entrench themselves and that TCI aided and abetted the Time Warner directors' alleged breaches of fiduciary duty. Plaintiffs complain in both cases that, in connection with the proposed merger between TBS and Time Warner (the "TBS-Time Warner Merger"), TCI will receive (i) a premium for its TBS stock with a value of nearly 7% over the value of the merger consideration to be received by other TBS stockholders, (ii) exclusive programming benefits at discounted prices from TBS, (iii) an agreement to purchase TBS's and Time Warner's interests in two regional sports networks, and (iv) five million additional shares of Time Warner stock in exchange for giving Time Warner an option to purchase a subsidiary of TCI. In exchange for these alleged benefits, TCI allegedly facilitated efforts by the Time Warner directors and Time Warner's management to entrench themselves by allowing the Time Warner voting stock to be received by TCI upon consummation of the TBS-Time Warner Merger to be placed in a voting trust controlled by defendant Levin, who is the chairman and chief executive officer of Time Warner. Plaintiffs seek in both actions to enjoin the consummation of the proposed TBS-Time Warner Merger, to rescind the TBS-Time Warner Merger if it is consummated, and to enjoin the transfer of Time Warner's assets or stock to TCI in connection with the TBS-Time Warner Merger. TCI moved to dismiss these actions on November 22, 1995. Discovery has not commenced in these actions. On December 5, 1995, plaintiffs in both actions agreed to stay any proceedings pending regulatory developments regarding the proposed TBS-Time Warner Merger. The TBS-Time Warner Merger was consummated on October 10, 1996. This case has been voluntarily dismissed and will not be reported in future filings.

         DMX Shareholders Litigation. In September 1996, a putative class action complaint was filed with the Delaware Chancery Court in C.A. No 15206 by a stockholder of DMX Inc. ("DMX"). The complaint was filed following the announcement of a proposed business combination in which TCI Music, Inc. ("TCI Music"), a newly formed entity, would acquire DMX (the "TCI Music-DMX Merger"). The proposed business combination contemplates that the shareholders of DMX, including subsidiaries of TCI that currently own approximately 45% of DMX's outstanding stock, would receive shares of TCI Music Class A common stock having one vote per share and representing approximately 19% of TCI Music's outstanding shares. TCI would hold TCI Music Class B common stock having ten votes per share and representing approximately 81% of the TCI Music common equity outstanding immediately after the transaction. TCI would acquire those shares in exchange for consideration that includes DMX subscriber accounts held by TCI subsidiaries and equipment used by those subsidiaries to distribute the DMX music service to TCI customers. The defendants in the action include DMX, TCI and the directors of DMX (Jerold H. Rubinstein, Donne F. Fisher, Leo J. Hindery, Jr., James R. Shaw, Sr., Kent Burkhart, J.C. Sparkman and Menon Bhaskar). Mr. Fisher is a director of and a consultant to TCI. Mr. Hindery is a director and an executive officer of TCI. Mr. Sparkman is a director of TCI.

         The gravamen of the complaint is that the DMX directors would breach their fiduciary duties by approving the proposed business combination. Specifically, plaintiff alleges that, due to TCI's alleged control over the DMX board, the DMX directors are unwilling to negotiate with TCI to maximize the value for the public stockholders of DMX. Plaintiff claims that the proposed consideration to be paid the public stockholders of DMX is grossly unfair, inadequate and substantially below the fair value of DMX. Plaintiff seeks to enjoin the consummation of proposed business combination or, should the proposed transaction proceed, to rescind the transaction. Plaintiff also seeks unspecified rescissory and compensatory damages, fees and costs. The action remains pending and discovery has not commenced. The TCI Music-DMX Merger was consummated on July 11, 1997. Based upon the facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.

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

         Plaintiffs have filed a motion for reconsideration, and have filed a petition for certiorari in the Court of Appeals on December 24, 1997 if their motion for reconsideration is denied. If the Court of Special Appeals decision is not disturbed, the only issue for trial will be the number of units Plaintiffs are entitled to purchase at fair market value, as determined in accordance with the appraisal previously obtained by defendants. Based upon the facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.

         Donald E. Watson v. Tele-Communications, Inc., et al. On March 10, 1995, Donald Watson, doing business under the name of Tri-County Cable, filed suit in Superior Court for the District of Columbia against TCI, TCI East, Inc., District Cablevision Limited Partnership, District Cablevision, Inc., TCI of D.C., Inc., TCI of Maryland, Inc., TCI Development Corporation, United Cable Television of Baltimore Limited Partnership, TCI of Pennsylvania, Inc. and two individuals, Richard Bushey and Roy Harbert. The action alleges breach of settlement agreement, intentional misrepresentations, tortious interference with prospective advantage, tortious interference with contract, tortious interference with economic relations, and discrimination on the basis of race. Three counts in the Complaint each seek compensatory damages of $2.5 million and punitive damages of $25 million; one count seeks compensatory damages of $2.5 million and punitive damages of $40 million; and two counts each seek compensatory damages of $20 million and punitive damages of $40 million. In an order dated September 25, 1997, the Court granted summary judgment in favor of defendants on the claims of intentional misrepresentations, tortious interference with prospective advantage, tortious interference with contract, and discrimination on the basis of race. The remaining claims of breach of contract and tortious interference with economic relations will be tried on March 2, 1999. Based upon the facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.

         C. Lamont Smith, et al. v. Mile Hi Cable Partners, et al. On December 9, 1996, C. Lamont Smith and The Black Movie Channel, LLC filed suit in the District Court for the City and County of Denver against subsidiaries of Tele-Communications, Inc. (TCI Communications, Inc.; Mile Hi Cable Partners, LP; Liberty Media Corporation and Encore Media Corporation); Black Entertainment Television; Steve Santamaria; Media Management Group, Inc. and Virginia Butler. Plaintiffs assert, in part, that the defendants misappropriated plaintiffs' concept for the development of a 24 hours a day, seven days a week, cable or satellite premium channel which would broadcast movies made by or featuring African Americans, as well as educational programming and community oriented programming of interest to both the Hispanic and Black communities. Plaintiffs claim anticipated annual net profits from such a network would exceed $600 million. Plaintiffs also assert that the franchise agreement with the City and County of Denver has been breached for alleged implied covenants of good faith and fair dealing under the Denver franchise; promissory estoppel and breach of implied contract; misappropriation of confidential information and trade secrets; breach of confidence; breach of fiduciary duty; as well as unjust enrichment; fraud; negligent misrepresentation; non-disclosure and concealment; civil conspiracy; and violation of the Colorado Antitrust Act of 1992. Plaintiffs seek an award of consequential, special and restitutionary damages in an unspecified amount as well as exemplary damages, prejudgment interest, expert witness fees, attorneys fees and costs. On August 5, 1997, the trial court entered an Order dismissing all of plaintiffs' claims against defendants Liberty Media Corporation and Encore Media Corporation as well as plaintiffs' first, second, fifth, and a portion of the twelfth claim for relief against the remaining Company defendants. The partnership's motion for judgment on the pleadings was denied with respect to plaintiffs' remaining claims. The trial court certified its rulings for an immediate appeal, which was filed by plaintiffs and will take from 12 to 18 months for a decision from the appellate court. Based upon the facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.

         James Dalton, et al. v. Tele-Communications, Inc., et al. On February 24, 1997, James Dalton, et al. filed suit in District Court for Arapahoe County, Colorado, Case No. 97-CV421, against TCI and certain current and former officers of TCI and its subsidiary, TCIC (John C. Malone, Brendan R. Clouston, Barry P. Marshall, Camille K. Jayne, Sadie N. Decker, Bruce W. Ravenel, Gerald W. Gaines, Bernard W. Schotters, II) and Daniel L. Ritchie and Donne F. Fisher, in their capacity as co-personal representatives of the estate of Bob Magness. Plaintiffs filed this action under the Colorado Securities Act and Colorado common law on behalf of all persons who purchased TCI securities from January 10, 1996 through October 24, 1996 ("the class period"). Plaintiffs claim, in part, that the defendants made false and misleading statements during the class period concerning TCI's revenue and cash flow growth, customer growth, and expansion and diversification into a multi-business platform; and that TCI failed to disclose the performance of its various operations. Plaintiffs claim further, in part, that TCI's cash flow growth was weak and below levels necessary to fund a multi-business diversification program and that TCI was competitively disadvantaged and would likely be threatened by adverse conditions impacting its business. Plaintiffs are seeking nationwide class certification and claim that the amount in controversy is less than $75,000 per named plaintiff, exclusive of interest and costs. On September 3, 1997, defendants motion to dismiss was denied. Defendants answered the Complaint on October 3, 1997. Settlement has been reached in principle, which settlement requires further documentation, notice and court approval. Based upon the facts available, management believes that, although no assurances can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.

         IMedia Corporation v. Western Tele-Communications, Inc. On August 12, 1997, in the United States District Court for the Northern District of California, Case No. C 97-2960 CAL, Plaintiff Imedia Corporation ("Imedia") filed suit against Western Tele-Communications, Inc. ("WTCI"). The Plaintiff alleged that Defendant WTCI breached its contract to pay IMedia $5,000,000 for the use of IMedia's StatMux software, developed for multiplexing digitally compressed video signals. Plaintiff also claimed for loss of per-subscriber fees through September 30, 2004, pursuant to the contract. Additionally, Plaintiff requested an injunction against WTCI or any affiliated company prohibiting use by WTCI of any multiplexing software other than IMedia's. This case was settled and dismissed in December of 1998 with prejudice. The settlement did not have a material adverse effect upon the financial condition of the Company. This case will not be reported on in the future.

         Teleport Communications Group Shareholder Litigation. In December of 1997 and January of 1998, in the Delaware Chancery Court, the following three actions were filed: Sternberg v. TCI Communications, Inc., et al., Case No. 16092, Cirillo v. Tele-Communications, Inc., et al., Case No. 16139, and Blain
v. Tele-Communications, Inc., et al., Case No. 16161. The complaints were filed in response to public reports of a proposed merger between Teleport Communications Group ("TCG") and AT&T Corporation ("AT&T") whereby each share of TCG common stock would be exchanged for 0.943 shares of AT&T Common Stock. Common to the three complaints are the following defendants: TCG, TCG shareholders, TCI, Comcast Corporation, ("Comcast") and Cox Communications, Inc. ("Cox"); and the following TCG directors: Brian L. Roberts, Brendan R. Clouston, Larry E. Romrell, Lawrence S. Smith, Robert Annunziata, James O. Robbins, Jimmy
W. Hayes, David M. Woodrow, John R. Dillon, Bernard W. Schotters, Gerald W. Gaines, James Bruce Llewellyn and C.B. Rogers, Jr. Additionally, the Cirillo complaint names AT&T as a defendant. Messrs. Clouston, Romrell and Schotters were affiliated with TCI during the period relevant to the allegations in the complaints.

         The gravamen of the complaints is that the price at which AT&T proposed to acquire TCG shares was inadequate and that, in causing TCG to pursue the merger with AT&T, the defendant directors, TCI, Cox and Comcast were acting in their own self-interest rather than in the interests of TCG and its stockholders. Specifically, the complaints allege that the defendants controlled TCG, had access to internal financial information concerning TCG's true value, and used such information to the detriment of TCG's public stockholders. The Cirillo complaint additionally alleges that AT&T has aided and abetted the alleged wrongdoing. The complaints seek to enjoin the proposed merger, to rescind the merger should it be consummated, and to recover unspecified compensatory damages for the public holders of TCG common stock, or their successors in interest, who are being or will be harmed by the defendants' actions. In addition, the Sternberg complaint seeks an order requiring the defendants to undertake actions to maximize the value of TCG's stock in furtherance of their fiduciary duties. The merger between TCG & AT&T was consummated in July 1998. Discovery has not commenced in these actions. Based upon the facts available, management believes that, although no assurances can be given as to the outcome of this action, the ultimate disposition of this matter should not have a material adverse effect upon the financial condition of the Company.

         Magness Shareholder Litigation. On January 8, 1998, seven putative derivative actions on behalf of and for the benefit of TCI were filed in the Delaware Chancery Court by purported shareholders of TCI: Morgan, et al. v. Tele-Communications, Inc., et al., C.A. No. 16128-NC; Steiner v. Tele-Communications, Inc., et al., C.A. No. 16130-NC; Weisberg v. Tele-Communications, Inc., et al., C.A. No. 16131-NC; Pan v. Tele-Communications, Inc., et al., C.A. No. 16133; Klein v. Tele-Communications, Inc., et al., C.A. No. 16135; Crandon Capital Partners v. Tele-Communications, Inc., et al., C.A. No. 16136; and Deutsch v. Tele-Communications, Inc., et al., C.A. No. 16148. Also named as defendants in these cases are John C. Malone, John
W. Gallivan, Donne F. Fisher, Leo J. Hindery, Jr., J.C. Sparkman, Paul A. Gould, Jerome H. Kern, Kim Magness, and Robert A. Naify. These are derivative shareholder actions challenging the Magness estate settlement and the related payment to John C. Malone. Plaintiffs allege, among other things, the following claims for relief: breach of fiduciary duties, self-dealing and unjust enrichment, and waste of Company assets. The complaints seek repayment of amounts paid for call agreements, injunctive relief, attorney fees, costs and unspecified compensatory damages. These actions have been consolidated for all purposes under the current caption styled as In Re: TCI - Magness Estate Derivative Litigation, Consolidated C.A. No. 16128. The plaintiffs have not demanded a jury trial. On June 26, 1998, plaintiffs filed an amended complaint to add claims arising from the proposed merger between TCI and AT&T (the "TCI-AT&T Merger") substantially similar to those alleged in the TCI-AT&T Merger litigation described below.

         The gravamen of the amended complaint is that the TCI directors breached their fiduciary duties by approving the Magness estate settlement, pursuant to which (i) the 1997 sale by the Magness estate of approximately 32 million shares of TCI Group Series A Stock to affiliates of Merrill Lynch & Co. and Lehman Brothers was partially voided; (ii) the Magness estate and Dr. Malone agreed to vote their TCI stock as a single group; and (iii) TCI acquired the rights to purchase separately the shares of TCI Group Series B Stock currently held by Dr. Malone and the Magness estate in exchange for the respective payment by TCI to Dr. Malone and the Magness estate of $150 million and $124 million, respectively. Specifically, the plaintiffs allege that the TCI directors sought to entrench themselves through the Magness estate settlement, and the TCI directors' approval of the settlement constituted waste of TCI assets. Plaintiffs also allege that Dr. Malone would be unjustly enriched by the proposed TCI-AT&T Merger, announced on June 24, 1998, because the merger exchange ratio provides a premium for the shares of TCI Group Series B Stock over the shares of TCI Group Series A Stock, and the Magness estate settlement unjustly increased Dr. Malone's holdings of TCI Group Series B Stock. In the amended complaint, plaintiffs seek a declaratory judgment that the defendants breached their fiduciary duties to the Company, an accounting by the TCI director defendants to TCI for the damages allegedly sustained by the Company, an accounting by Dr. Malone to TCI for the damages allegedly sustained by the Company, an accounting by Dr. Malone of his profits from the Magness estate settlement, the rescission of the Magness estate settlement, the repayment by Dr. Malone of any payments he has received under the Magness estate settlement and an award of unspecified compensatory damages. Discovery has not commenced in this action. The TCI-AT&T Merger was consummated on March 9, 1999. Based upon the facts available, management believes that, although no assurances can be given as to the outcome of this action, the ultimate disposition of this matter should not have a material adverse effect upon the financial condition of the Company.

         Tele-Communications International, Inc. Stockholder Litigation. On July 13, 1998, two putative class action complaints were filed by certain stockholders of Tele-Communications International, Inc. ("TINTA") in the Delaware Chancery Court. The actions, which have identical claims and allegations, are styled as Berkowitz v. Tele-Communications, Inc., et al., C.A. No. 16533, and Chetkov v. Tele-Communications, Inc., et al., C.A. No. 16534, respectively. The complaints were filed following the announcement of a proposed business combination in which Liberty Media Group would acquire all outstanding public shares of TINTA not already owned by TCI Ventures Group. The defendants named in both complaints are TCI, TINTA, and the Board of Directors of TINTA:
Leo J. Hindery, Jr., John C. Malone, Gary S. Howard, David J. Evans, Pierre Lescure, Paul A. Gould, Fred A. Vierra, and Jerome H. Kern. The gravamen of both complaints is that the TINTA directors will breach their fiduciary duties by approving the merger and undervaluing the proposed merger consideration to the detriment of the TINTA public stockholders. Plaintiffs in both actions seek to enjoin the consummation or closing of the proposed merger, or the rescission of the merger in the event it is consummated, and unspecified compensatory damages, fees and costs. The Company and the plaintiffs have reached an agreement in principle to settle the class action litigation in exchange for TCI's willingness to include a pricing provision in the merger agreement providing TCI with the option of either increasing the merger exchange ratio to yield at least $22.00 per share of TINTA common stock or to terminate the merger agreement. The merger was consummated on November 19, 1998. The tentative settlement is subject to numerous conditions, including the execution of definitive settlement documents, court approval of the settlement and consummation of the merger. Based upon the facts available, management believes that, although no assurances can be given as to the outcome of this action, the ultimate disposition of this matter should not have a material adverse effect upon the financial condition of the Company.

         AT&T-TCI Group Series A Stockholder Litigation. Between June 24 and July 1, 1998, thirteen purported class action complaints were filed by holders of TCI Group Series A Stock in the Delaware Chancery Court under the captions Nieto v. Tele-Communications, Inc., et al., C.A. No. 16470; Martin, et al., v. Tele-Communications, Inc., et al., C.A. No. 16471; Bove v. Tele-Communications, Inc., et al., C.A. No. 16473; Freiman v. Tele-Communications, Inc., et al., C.A. No. 16474; Great Neck Capital Appreciation Investment Partnership, L.P. v. Tele-Communications, Inc., et al., C.A. No. 16477; Cohen v. Tele-Communications, Inc., et al., C.A. No. 16478; Silvert v. Tele-Communications, Inc., et al., C.A. No. 16479; Alex Cooper Profit Sharing Trust v. Tele-Communications, Inc., et al., C.A. No. 16482; Satz v. Tele-Communications, Inc., et al., C.A. No. 16489; Stefansky, et al., v. Tele-Communications, Inc., et al., C.A. No. 16490; Hushing
v. Tele-Communications, Inc., et al., C.A. No. 16491; Krim v. Tele-Communications, Inc., et al., C.A. No. 16495; and Hirsch v. Tele-Communications, Inc., et al., C.A. No. 16501. The complaints were filed in response to the announcement of the proposed TCI-AT&T Merger and allege substantially similar claims. On December 4, 1998, the Delaware Chancery Court consolidated these actions under the caption In re Tele-Communications, Inc., Shareholders Litigation, Consolidated C.A. No. 16470. On February 10, 1999, plaintiffs filed a consolidated amended complaint (the "TCI Group Consolidated Complaint"). The defendants named in the consolidated action are TCI and the following TCI directors: Donne F. Fisher, John W. Gallivan, Paul A. Gould, Leo
J. Hindery, Jr., Jerome H. Kern, Kim Magness, John C. Malone, Robert A. Naify and J.C. Sparkman. AT&T was also named as a defendant in the consolidated action.

         The gravamen of the TCI Group Consolidated Complaint is that the TCI directors breached their fiduciary duties to the holders of TCI Group Series A Stock because Dr. Malone, the largest holder of TCI Group Series B Stock, with the acquiescence of the other TCI directors, has obtained under the TCI-AT&T Merger agreement a premium in the merger consideration for the stockholders of TCI Group Series B Stock over the amount of merger consideration that would be received by the stockholders of TCI Group Series A Stock. Plaintiffs also allege that the TCI proxy statement relating to the proposed TCI-AT&T Merger, dated January 11, 1999, contains inadequate disclosures regarding the value under the TCI-AT&T Merger of the stock options, stock appreciation rights and restricted stock awards held by the officers and directors of TCI, the correct premium that will be paid for shares of TCI Group Series B Stock pursuant to the merger agreement, the factors relied upon by the TCI directors determining that the 10% premium to be received by the stockholders of TCI Group Series B Stock was acceptable, and the existence of various lawsuits attacking the TCI-AT&T Merger and related transactions. Plaintiffs in the consolidated action seek to enjoin the proposed TCI-AT&T Merger, or rescind the TCI-AT&T Merger in the event it is consummated, and request unspecified compensatory damages, fees and costs. Plaintiffs have filed discovery requests in this action. The TCI-AT&T Merger was consummated on March 9, 1999. Based on the facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition of this matter should not have a material adverse effect upon the financial condition of the Company.

         TCI Ventures Group Shareholder Litigation re: TCI Ventures Group consolidation into Liberty Media Group: Donald I. Gettinger v. Tele-Communications, Inc., et al., C.A. No. 16502 NC; Bart Landau, as Trustee for LFS/RGP Profit Sharing Plan v. Tele-Communications, Inc., et al., C.A. No. 16492 NC. On July 1, 1998, two putative class action complaints were filed by stockholders of TCI Ventures Group Series A Stock in the Delaware Chancery Court. These complaints were filed in response to the public announcement by TCI that, in conjunction with the TCI-AT&T Merger, TCI intends to combine the assets and businesses of Liberty Media Group and TCI Ventures Group and reclassify each share of TCI Ventures Group Series A Stock as 0.52 of a share of Liberty Group Series A Stock. Thereafter, upon completion of the TCI-AT&T Merger, all holders of Liberty Group Series A Stock would receive AT&T Liberty Class A Tracking Stock. On December 4, 1998, the Delaware Chancery Court consolidated these actions and directed that all future filings be made in C.A. No. 16492. On February 2, 1999, the plaintiffs filed a consolidated amended complaint (the "TCI Ventures Group Consolidated Complaint"). The defendants named in the consolidated action are AT&T, TCI, and the following TCI directors: John C. Malone, John W. Gallivan, Paul A. Gould, Leo J. Hindery, Jr., Robert A. Naify, Donne F. Fisher, Kim Magness, J.C. Sparkman and Jerome H. Kern.

         The gravamen of the TCI Ventures Group Consolidated Complaint is that the TCI directors breached their fiduciary duties by failing to ensure that the stockholders' interests of TCI Ventures Group Series A Stock would be properly represented in the series of transactions leading up to and including the TCI-AT&T Merger. Specifically, the plaintiffs allege that AT&T will acquire certain assets of TCI Ventures Group, including TCI Ventures Group's ownership interest in At Home Corporation ("@Home"), National Digital Television Center, Inc. ("NDTC") and Western Tele-Communications, Inc. ("WTCI") and approximately
46.95 million shares of AT&T Common Stock, for inadequate cash consideration totaling approximately $5.5 billion. Plaintiffs in the consolidated action seek to enjoin the proposed transfer of assets to AT&T, or rescind the transfer or award rescissory damages to the plaintiff class in the event that the asset transfer is consummated, and request unspecified compensatory damages, fees and costs. Plaintiffs have filed discovery requests in this actions. The TCI-AT&T Merger was consummated on March 9, 1999. Based on the facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition of this matter should not have a material adverse effect upon the financial condition of the Company.

         Liberty Media Group Shareholder Litigation re: TCI Ventures Group consolidation into Liberty Media Group: Michael Chetkof v. John C. Malone; John
W. Gallivan; Paul A. Gould; Leo J. Hindery, Jr.; Robert A. Naify; Donne F. Fisher; Kim Magness; J.C. Sparkman; Jerome H. Kern; Tele-Communications, Inc.; and AT&T Corporation, C.A. No. 16868 NC. In January 1999, an identical suit was filed encaptioned: Gwen Werbowksy v. same defendants, C.A. No. 16886 NC. In December 1998 and January 1999, these putative class action complaints were filed by stockholders of Liberty Group Series A Stock in the Delaware Chancery Court. These complaints were filed in response to the public announcement by TCI that, in conjunction with the TCI-AT&T Merger, TCI intends to combine the assets and businesses of Liberty Media Group and TCI Ventures Group and reclassify each share of TCI Ventures Group Series A Stock as 0.52 of a share of Liberty Group Series A Stock. Thereafter, upon completion of the TCI-AT&T Merger, all holders of Liberty Group Series A Stock would receive AT&T Liberty Class A Tracking Stock. On February 3, 1999, the Delaware Chancery Court consolidated these actions under the caption Chetkoff v. Tele-Communications, Inc., et al., Consolidated C.A. No. 16868. The defendants named in the consolidated action are AT&T, TCI, and the following TCI directors: John C. Malone, John W. Gallivan, Paul A. Gould, Leo J. Hindery, Jr., Robert A. Naify, Donne F. Fisher, Kim Magness, J. C. Sparkman and Jerome H. Kern.

          The gravamen of the complaints is that the TCI directors breached their fiduciary duties by failing to ensure that the stockholders' interests of Liberty Group Series A Stock would be properly represented in the series of transactions leading up to and including the TCI-AT&T Merger. Specifically, plaintiffs allege that the approximately $5.5 billion in cash that new "Liberty/Ventures Group" will receive from TCI for the sale to TCI of certain TCI Ventures Group assets (including TCI Ventures Group's ownership interests in @Home, NDTC and WTCI, and approximately 46.95 million shares of AT&T Common Stock held by TCI Ventures Group) is inadequate. Additionally, plaintiffs contend that, unlike the holders of TCI Group Stock, stockholders of Liberty Group Series A Stock will not receive a premium over the pre-announcement market price in the exchange of their Liberty Group Series A Stock for AT&T Liberty Class A Tracking Stock. Plaintiffs seek to enjoin the proposed transfer of assets to TCI and the proposed TCI-AT&T Merger, or the proposed transfer of assets to TCI and rescind the TCI-AT&T Merger in the event that it is consummated, and request unspecified compensatory damages fees and costs. Discovery has not commenced in this action. The TCI-AT&T Merger was consummated on March 9, 1999. Based upon the facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

                                    PART II.


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         Tele-Communications, Inc. ("TCI" or the "Company") had six series of common stock. Tele-Communications, Inc. Series A TCI Group Common Stock, par value $1.00 per share ("TCI Group Series A Stock") and Tele-Communications, Inc. Series B TCI Group Common Stock, par value $1.00 per share ("TCI Group Series B Stock", and together with the TCI Group Series A Stock, the "TCI Group Stock"). The TCI Group Stock was intended to reflect the separate performance of the "TCI Group," which was substantially comprised of TCI's domestic cable and communications assets. Tele-Communications, Inc. Series A Liberty Media Group Common Stock, par value $1.00 per share ("Liberty Group Series A Stock") and Tele-Communications, Inc. Series B Liberty Media Group Common Stock, par value $1.00 per share ("Liberty Group Series B Stock", and together with the Liberty Group Series A Stock, the "Liberty Group Stock"). The Liberty Group Stock was intended to reflect the separate performance of TCI's assets which produce and distribute programming services ("Liberty Media Group"). Tele-Communications, Inc. Series A TCI Ventures Group Common Stock, par value $1.00 per share (the "TCI Ventures Group Series A Stock") and Tele-Communications, Inc. Series B TCI Ventures Group Common Stock, par value $1.00 per share (the "TCI Ventures Group Series B Stock," and together with TCI Ventures Group Series A Stock, the "TCI Ventures Group Stock"). The TCI Ventures Group Stock was intended to reflect the separate performance of the "TCI Ventures Group," which was comprised of TCI's principal international assets and businesses and substantially all of TCI's non-cable and non-programming assets.

         On March 9, 1999, AT&T Corporation ("AT&T") acquired TCI in a merger (the "AT&T Merger") in which Italy Merger Corp., a wholly-owned subsidiary of AT&T, merged with and into TCI, and TCI thereby became a wholly-owned subsidiary of AT&T. As a result of the AT&T Merger, (i) each share of TCI Group Series A Stock was converted into 0.7757 of a share of common stock, par value $1.00 per share, of AT&T ("AT&T Common Stock"), (ii) each share of TCI Group Series B Stock was converted into 0.8533 of a share of AT&T Common Stock, (iii) each share of Liberty Group Series A Stock was converted into one share of a newly created class of AT&T common stock designated as the Class A Liberty Media Group Common Stock, par value $1.00 per share (the "AT&T Liberty Class A Tracking Stock"), (iv) each share of Liberty Group Series B Stock was converted into one share of a newly created class of AT&T common stock designated as the Class B Liberty Media Group Common Stock, par value $1.00 per share (the "AT&T Liberty Class B Tracking Stock" and together with the AT&T Liberty Class A Tracking Stock, the "AT&T Liberty Tracking Stock"), (v) each share of TCI Ventures Group Series A Stock was converted into 0.52 of a share of AT&T Liberty Class A Tracking Stock, (vi) each share of TCI Ventures Group Series B Stock was converted into 0.52 of a share of AT&T Liberty Class B Tracking Stock. For additional information, see note 2 to the accompanying consolidated financial statements of the Company.

         As of December 31, 1998, TCI Group Series A Stock, TCI Group Series B Stock, Liberty Group Series A Stock, Liberty Group Series B Stock, TCI Ventures Group Series A Stock and TCI Ventures Group Series B Stock were traded on the Nasdaq National Market Tier of the Nasdaq Stock Market ("Nasdaq") under the symbols TCOMA, TCOMB, LBTYA, LBTYB, TCIVA and TCIVB, respectively. The table below sets forth the range of high and low sales prices in United States dollars of shares of common stock of TCI for the periods indicated as furnished by Nasdaq. The prices have been rounded up to the nearest eighth, and do not include retail markups, markdowns, or commissions.

           TCI Group Stock
                                                                        Series A                  Series B
                                                                  -------------------       -------------------
                                                                  High          Low         High          Low
                                                                  ----          ---         ----          ---
           1997:
           First quarter                                          14-7/8       11-7/8       14-3/4       12
           Second quarter                                         17-1/8       10-3/4       18           10-1/4
           Third quarter                                          21-1/8       14-1/8       22           15-1/2
           Fourth quarter                                         29-1/8       19-1/2       29-1/2       21

           1998:
           First quarter                                          33-1/8       26-1/4       33-1/2       26-1/4
           Second quarter                                         44           30-1/2       47-7/8       30-3/4
           Third quarter                                          42-5/8       30-3/8       46-3/4       33-1/2
           Fourth quarter                                         56-3/4       35-7/8       62           38-3/8


           Liberty Group Stock
                                                                      Series A                   Series B
                                                                  -------------------       -------------------
                                                                  High          Low         High          Low
                                                                  ----          ---         ----          ---

           1997:
           First quarter                                          15-7/8       12           15-1/2       12-3/8
           Second quarter                                         18           12-1/2       17-7/8       12-3/8
           Third quarter                                          20-1/8       15-7/8       19-3/4       16-1/4
           Fourth quarter                                         24-5/8       19-5/8       25           20-1/4

           1998:
           First quarter                                          35           22-1/8       35-1/8       22-1/8
           Second quarter                                         40-1/8       30-3/8       41           31-3/8
           Third quarter                                          44           31-3/4       47-3/4       33-1/2
           Fourth quarter                                         46-3/4       31-1/2       48-1/4       34-1/4


           TCI Ventures Group Stock
                                                                       Series A                   Series B
                                                                  -------------------       -------------------
                                                                  High          Low         High          Low
                                                                  ----          ---         ----          ---
           1997:
           Third quarter (from September 10, 1997 (on
           September 10, 1997 TCI issued shares of
           TCI Ventures Group Stock in exchange
           for certain shares of TCI Group Stock,
           "the TCI Ventures Exchange") through
           September 30, 1997)                                    10-3/4        9-5/8       10-7/8       10-1/8
           Fourth quarter                                         14-7/8        9-7/8       14-3/8       10-1/8

           1998:
           First quarter                                          18           13-1/2       18           13-1/2
           Second quarter                                         20-1/4       15-3/4       20-1/8       15-1/2
           Third quarter                                          22-1/8       15-7/8       22-3/4       16-3/8
           Fourth quarter                                         24           15-3/8       24-1/8       16

         As of December 31, 1998, there were 5,579 holders of record of TCI Group Series A Stock, 349 of TCI Group Series B Stock, 4,364 of Liberty Group Series A Stock, 292 of Liberty Group Series B Stock, 1,244 of TCI Ventures Group Series A Stock and 123 of TCI Ventures Group Series B Stock (which amounts do not include the number of stockholders whose shares are held of record by brokerage houses but include each brokerage house as one stockholder).

         Subsequent to the AT&T Merger, all of the Company's common stock is owned by AT&T. The Company has not paid cash dividends on its common stock and has no present intention of so doing. Payment of cash dividends, if any, in the future will be determined by the Board of Directors of TCI (the "Board") in light of the Company's earnings, financial condition and other relevant considerations. The Company is a holding company and its assets consist almost entirely of investments in its subsidiaries. As a holding company, the Company's ability to pay dividends on any classes or series of its stock is dependent on the earnings of, or other funds available to, the Company's subsidiaries and the distribution or other payment of such earnings or other funds to the Company in the form of dividends, loans or other advances, payment or reimbursement of management fees and expenses and repayment of loans and advances from the Company. Certain of the Company's subsidiaries are subject to loan agreements that prohibit or limit the transfer of funds by such subsidiaries to the Company in the form of dividends, loans, or advances, and require that such subsidiaries' indebtedness to the Company be subordinate to the indebtedness under such loan agreements. At December 31, 1998, the amount of net assets of subsidiaries subject to such restrictions exceeded the Company's consolidated net assets.

Item 6.  Selected Financial Data.

         The following tables present selected historical information relating to the financial condition and results of operations of Tele-Communications, Inc. for the past five years. The following data should be read in conjunction with the Company's consolidated financial statements. This information has not been adjusted for the March 9, 1999 AT&T Merger, the related combination of Liberty Media Group and TCI Ventures Group, or the merger of TCI Communications, Inc. ("TCIC") into TCI and related restructuring transactions. See note 2 to accompanying consolidated financial statements of the Company.

                                                                                December 31,
                                               --------------------------------------------------------------------------
                                                   1998            1997             1996          1995            1994
                                               ------------    ------------     ------------   -----------     ----------
                                                                            amounts in millions

Summary Balance Sheet Data:

Property and equipment, net                    $      7,153           7,679            7,528          7,409         5,876

Franchise costs, net                           $     12,068          15,147           15,436         12,230         9,444

Total assets                                   $     41,851          32,477           30,169         25,429        19,148

Debt                                           $     14,052          15,250           14,926         13,211        11,162

Minority interests in equity of
     consolidated subsidiaries                 $      1,460           1,664            1,493            651           429

Redeemable securities                          $        322             660              658            478           170

Company-obligated
     mandatorily redeemable
     preferred securities of
     subsidiary trusts ("Trust
     Preferred Securities")
     holding solely subordinated
     debt securities of TCI
     Communications, Inc.                      $      1,500           1,500            1,000             --            --

Stockholders' equity                           $     10,868           4,506            4,178          4,461         2,578

Common shares outstanding
     (net of treasury shares and
     shares held by subsidiaries):
      Class A common stock                               --              --               --             --           491
      Class B common stock                               --              --               --             --            85
      TCI Group Series A Stock                          474             469              579            572            --
      TCI Group Series B Stock                           64              38               85             85            --
      Liberty Group Series A Stock                      336             313              342            337            --
      Liberty Group Series B Stock                       32              32               32             32            --
      TCI Ventures Group Series A Stock                 377             377               --             --            --
      TCI Ventures Group Series B Stock                  45              32               --             --            --

                                                                      Years ended December 31,
                                               -------------------------------------------------------------------------
                                                  1998            1997              1996          1995           1994
                                               ----------      ----------        ---------      --------       ---------
                                                                amounts in millions, except per share data
Summary Statement of
 Operations Data:

Revenue                                        $    7,351           7,570            8,022         6,506           4,682

Operating income (loss)                        $      (59)            849              632           542             788

Interest expense                               $   (1,061)         (1,160)          (1,096)       (1,010)           (785)

Share of losses of affiliates, other than
 Liberty Media Corporation, net                $   (1,384)           (930)            (450)         (213)            (64)

Gains (losses) on disposition of
  assets, net                                  $    5,760             401            1,593            49             (10)

Net earnings (loss)                            $    1,943            (561)             292          (183)             91

Net earnings (loss) attributable
 to common stockholders:
      TCI Class A and Class B
       common stock                            $       --              --               --           (78)(a)          83
      TCI Group Stock                                (240)           (537)            (799)         (112)(b)          --
      Liberty Group Stock                             156             125            1,056           (27)(b)          --
      TCI Ventures Group Stock                      2,003            (191)(c)           --            --              --
                                               ----------      ----------        ---------      --------       ---------
                                               $    1,919            (603)             257          (217)             83
                                               ==========      ==========        =========      ========       =========

Basic earnings (loss)
 attributable to common
 stockholders per common
 share:
   TCI Class A and Class B
     common stock                              $       --              --               --          (.12)(a)         .15
      TCI Group Stock                          $     (.46)           (.85)           (1.20)         (.17)(b)          --
      Liberty Group Stock                      $      .43             .34             2.82          (.07)(b)          --
      TCI Ventures Group Stock                 $     4.75            (.47) (c)           --            --             --

Diluted earnings (loss)
 attributable to common
 stockholders per common
 and potential common share:
   TCI Class A and Class B
     common stock                              $        --              --               --         (.12)(a)         .15
   TCI Group Stock                             $     (.49)           (.85)           (1.20)         (.17)(b)          --
   Liberty Group Stock                         $      .39             .31             2.58          (.07)(b)          --
   TCI Ventures Group Stock                    $     4.44            (.47) (c)           --            --             --

--------------

(a) From January 1, 1995 through August 10, 1995 (on August 10, 1995, TCI distributed in the form of a dividend, 2.25 shares (as adjusted) of Liberty Group Stock for each four shares of TCI Group Stock owned, the "Liberty Distribution").

(b)  From the date of the Liberty Distribution through December 31, 1995.

(c)  From the date of the TCI Ventures Exchange through December 31, 1997.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following discussion and analysis provides information concerning the results of operations and financial condition of the Company. Such discussion should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

         Targeted Stock

         The Company, through its subsidiaries and affiliates, is principally engaged in the construction, acquisition, ownership, and operation of cable television systems and the provision of satellite-delivered video entertainment, information and home shopping programming services to various video distribution media, principally cable television systems. The Company also has investments in cable and telecommunications operations and television programming in certain international markets as well as investments in companies and joint ventures involved in developing and providing programming for new television and telecommunications technologies.

         The Company's assets and operations were previously included in three separate groups, each of which was tracked separately by public equity securities. These groups were known as the Liberty Media Group, the TCI Ventures Group and the TCI Group.

         The Liberty Media Group was intended to reflect the separate performance of TCI's assets which produce and distribute programming services. For additional information, see note 1 to the accompanying consolidated financial statements of the Company.

         The TCI Ventures Group was intended to reflect the separate performance of TCI's principal international assets and businesses and substantially all of TCI's non-cable and non-programming assets. For additional information, see note 1 to the accompanying consolidated financial statements of the Company.

         The TCI Group was intended to reflect the separate performance of TCI and its subsidiaries and assets not attributed to Liberty Media Group or TCI Ventures Group. Such subsidiaries and assets are comprised primarily of TCI's domestic cable and communications business. For additional information, see note 1 to the accompanying consolidated financial statements of the Company.

         The TCI Group was tracked separately through the TCI Group Series A Stock and the TCI Group Series B Stock. The Liberty Media Group was tracked separately through the Liberty Group Series A Stock and Liberty Group Series B Stock. The TCI Ventures Group was tracked separately through the TCI Ventures Group Series A Stock and TCI Ventures Group Series B Stock.

         The TCI Group Series A Stock, TCI Ventures Group Series A Stock and the Liberty Group Series A Stock are sometimes collectively referred to herein as the "Series A Stock," and the TCI Group Series B Stock, TCI Ventures Group Series B Stock and Liberty Group Series B Stock are sometimes collectively referred to herein as the "Series B Stock."

Merger and Restructuring

         On March 9, 1999, AT&T acquired TCI in the AT&T Merger in which Italy Merger Corp., a wholly-owned subsidiary of AT&T, merged with and into TCI, and TCI thereby became a wholly-owned subsidiary of AT&T. As a result of the AT&T Merger, (i) each share of TCI Group Series A Stock was converted into 0.7757 of a share of AT&T Common Stock, (ii) each share of TCI Group Series B Stock was converted into 0.8533 of a share of AT&T Common Stock, (iii) each share of Liberty Group Series A Stock was converted into one share of a newly created class of AT&T common stock designated as the AT&T Liberty Class A Tracking Stock, (iv) each share of Liberty Group Series B Stock was converted into one share of a newly created class of AT&T common stock designated as the AT&T Liberty Class B Tracking Stock, (v) each share of TCI Ventures Group Series A Stock was converted into 0.52 of a share of AT&T Liberty Class A Tracking Stock,
(vi) each share of TCI Ventures Group Series B Stock was converted into 0.52 of a share of AT&T Liberty Class B Tracking Stock, (vii) each share of TCI's Convertible Preferred Stock, Series C-TCI Group was converted into 103.059502 shares of AT&T Common Stock, (viii) each share of TCI's Convertible Preferred Stock Series C-Liberty Media Group was converted into 56.25 shares of AT&T Liberty Class A Tracking Stock, (ix) each share of TCI's Redeemable Convertible TCI Group Preferred Stock, Series G was converted into 0.923083 shares of AT&T Common Stock and (x) each share of TCI's Redeemable Convertible Liberty Media Group Preferred Stock, Series H was converted into 0.590625 of a share of AT&T Liberty Class A Tracking Stock. Following the AT&T Merger, each share of TCI's Class B 6% Cumulative Redeemable Exchangeable Junior Preferred Stock ("Class B Preferred Stock") continues to be outstanding as the Class B 6% Preferred Stock with the same rights and preferences such stock had prior to the AT&T Merger. In general, the holders of shares of AT&T Liberty Class A Tracking Stock and the holders of shares of AT&T Liberty Class B Tracking Stock will vote together as a single class with the holders of shares of AT&T Common Stock on all matters presented to such stockholders, with the holders being entitled to one-tenth (1/10th) of a vote for each share of AT&T Liberty Class A Tracking Stock held, 1 vote per share of AT&T Liberty Class B Tracking Stock held and 1 vote per share of AT&T Common Stock held.

         The shares of AT&T Liberty Tracking Stock issued in the AT&T Merger are intended to reflect the separate performance of the businesses and assets attributed to "Liberty/Ventures Group," which following the AT&T Merger, is comprised of the businesses and assets attributed to Liberty Media Group and TCI Ventures Group at the time of the AT&T Merger. Pursuant to, and subject to the terms and conditions set forth in, the Agreement and Plan of Restructuring and Merger, dated as of June 23, 1998 (the "Merger Agreement"), immediately prior to the AT&T Merger, certain assets previously attributed to TCI Ventures Group (including, among others, the shares of AT&T Common Stock received in the merger of AT&T and Teleport Communications Group, Inc. ("TCG"), the stock of At Home Corporation ("@Home") attributed to TCI Ventures Group, the assets and business of the National Digital Television Center, Inc. ("NDTC") and TCI Ventures Group's equity interest in Western Tele-Communications, Inc.("WTCI")) were transferred to TCI Group in exchange for approximately $5.5 billion in cash. Also, upon consummation of the AT&T Merger, through a new tax sharing agreement between Liberty/Ventures Group and AT&T, Liberty/Ventures Group became entitled to the benefit of approximately $2.0 billion of net operating loss carryforwards attributable to all entities included in TCI's consolidated federal income tax return as of the date of the AT&T Merger. Such net operating loss carryforwards are subject to adjustment by the Internal Revenue Service and are subject to limitations on usage which may affect the ultimate amount utilized. See note 19 to the accompanying consolidated financial statements of the Company. Additionally, certain warrants previously attributed to TCI Group were transferred to Liberty/Ventures Group in exchange for approximately $176 million in cash. Certain agreements entered into at the time of the AT&T Merger provide, among other things, for preferred vendor status to Liberty/Ventures Group for digital basic distribution on AT&T's systems of new programming services created by Liberty/Ventures Group and for a renewal of existing affiliation agreements. The transfer of certain other immaterial assets was also effected.

         Pursuant to amended corporate governance documents for the entities included in Liberty/Ventures Group and certain agreements among AT&T and TCI, the business of Liberty/Ventures Group will continue to be managed by certain persons who were members of TCI's management prior to the AT&T Merger. AT&T will initially designate one third of the directors of such entities and its rights as the sole shareholder of the common stock of such entities following the AT&T Merger will, in accordance with Delaware law, be limited to actions which will require shareholder approval. Therefore, management has concluded that TCI does not have a controlling financial interest (as that term is used in Statement of Financial Accounting Standards No. 94) in the entities comprising the Liberty/Ventures Group following the AT&T Merger, and will account for its investment in such entities under the equity method.

         Accordingly, effective with the AT&T Merger, the results of operations of the entities attributed to Liberty/Ventures Group (exclusive of @Home, NDTC and WTCI which were transferred to TCI Group immediately prior to the AT&T Merger) will no longer be consolidated in the TCI consolidated financial statements. The following table presents certain combined operating information of Liberty/Ventures Group (inclusive of the operating information of @Home, NDTC and WTCI) for the indicated periods:

                                                                           Year ended December 31,
                                                               -----------------------------------------------
                                                                  1998                1997            1996
                                                               -----------        ------------     -----------
                                                                               amounts in millions
       Revenue:
           Unaffiliated parties                                $     1,301               1,104           1,136
           TCI Group                                                   258                 195             117
           Net sales from electronic retailing services                 --                  --             984
                                                               -----------        ------------     -----------
                                                                     1,559               1,299           2,237
                                                               -----------        ------------     -----------

       Cost of sales, operating costs and expenses:
           Cost of sales                                                --                  --             605
           Operating                                                   882                 682             750
           Selling, general and administrative                         427                 348             563
           Charges from related parties                                 28                  75              63
           Cost of distribution agreements                              50                  --              --
           Stock compensation                                          518                 296              10
           Depreciation and amortization                               243                 196             210
                                                               -----------        ------------     -----------
                                                                     2,148               1,597           2,201
                                                               -----------        ------------     -----------

                Operating income (loss)                               (589)               (298)             36

       Other income (expense):
           Interest expense                                           (116)                (57)            (68)
           Interest expense to related parties                         (10)                (18)             --
           Dividend and interest income                                100                  57              39
           Interest income from related parties                         --                   6              14
           Share of losses of affiliates, net                       (1,034)               (850)           (372)
           Minority interests in losses of attributed
              subsidiaries                                             102                  25              26
           Gains on dispositions, net                                4,738                 420           1,558
           Gains on issuance of equity by affiliates and
              subsidiaries                                             357                 172              13
           Other, net                                                    6                   2               9
                                                               -----------        ------------     -----------
                                                                     4,143                (243)          1,219
                                                               -----------        ------------     -----------

              Earnings (loss) before income
                taxes                                                3,554                (541)          1,255

       Income tax benefit (expense)                                 (1,397)                130            (457)
                                                               -----------        ------------     -----------

              Net earnings (loss)                              $     2,157                (411)            798
                                                               ===========        ============     ===========

If the transfer of @Home, NDTC and WTCI from Liberty/Ventures Group to TCI Group had occurred on January 1, 1998, TCI Group's revenue, operating cash flow (as defined by the Company) and operating loss would have increased (decreased) by $182 million, $7 million and ($159 million), respectively.

         Pursuant to a proposed final judgment (the "Final Judgment") agreed to by TCI, AT&T and the United States Department of Justice (the "DOJ") on December 30, 1998, Liberty/Ventures Group prior to the AT&T Merger transferred all of the equity securities of Sprint Corporation ("Sprint") beneficially owned by the Liberty/Ventures Group (the "Sprint Securities") to a trust with an independent trustee (the "Trustee"), pursuant to a trust agreement approved by the DOJ (the "Trust Agreement"). The Final Judgment, if entered by the United States District Court for the District of Columbia, would require the Trustee, on or before May 23, 2002, to dispose of a portion of the Sprint Securities held by the trust and beneficially owned by Liberty/Ventures Group sufficient to cause Liberty/Ventures Group to own beneficially no more than 10% of the outstanding Series 1 PCS Stock of Sprint on a fully diluted basis (assuming the issuance of all shares of Series 1 PCS Stock of Sprint ultimately issuable in respect of the applicable securities of Sprint upon the exercise, conversion or other issuance thereof in accordance with the terms of such securities) on such date. On or before May 23, 2004, the Trustee must divest the remainder of the Sprint Securities beneficially owned by Liberty/Ventures Group.

         The Trust Agreement grants the Trustee the sole right to sell the Sprint Securities and provides that all decisions regarding such divestiture will be made by the Trustee without discussion or consultation with AT&T or the entities in the Liberty/Ventures Group; however, the Final Judgment would provide that the Trustee shall consult with the board of directors of the Liberty/Ventures Group entity that owns Sprint Securities regarding such divestiture (other than certain directors appointed by AT&T following the AT&T Merger and any director, officer or shareholder that owns more than 0.10% of the outstanding AT&T Common Stock). The Trustee has the power and authority to accomplish such divestiture only in a manner reasonably calculated to maximize the value of the Sprint Securities beneficially owned by Liberty/Ventures Group.

         The Final Judgment would provide that the Trustee vote the Sprint Securities beneficially owned by Liberty/Ventures Group in the same proportion as other holders of Sprint's PCS stock so long as such securities are held by the trust. The Final Judgment also would prohibit the acquisition by Liberty/Ventures Group of additional Sprint Securities (other than in connection with the exercise or conversion, as applicable, of certain Sprint Securities) without the prior written consent of the DOJ.

         Immediately prior to the AT&T Merger, TCI restructured its ownership of certain of its subsidiaries. This restructuring included merging TCI's cable subsidiary, TCIC, into TCI. As a result of TCIC's merger with TCI, all assets and liabilities of TCIC have been assumed by TCI, including TCIC's public debt. In connection with TCIC's merger with TCI, each share of TCIC's Cumulative Exchangeable Preferred Stock, Series A was converted into 2.119 shares of TCI Group Series A Stock, and such shares of TCI Group Series A Stock were subsequently converted into AT&T Common Stock in connection with the AT&T Merger. All other public securities issued by subsidiaries of TCIC (other than TCI Pacific Communications, Inc. ("Pacific")) otherwise remained unaffected. Furthermore, as part of the restructuring, (i) certain asset transfers were made between TCI and its subsidiaries, (ii) 123,896 shares of the Company's Convertible Redeemable Participating Preferred Stock, Series F ("Series F Preferred Stock"), which were held by subsidiaries of TCI, were converted into 185,428,946 shares of TCI Group Series A Stock (which in turn were converted into 143,837,233 shares of AT&T Common Stock in the AT&T Merger and continue to be held by subsidiaries of TCI), (iii) the remaining 154,411 shares of Series F Preferred Stock which were formerly held by subsidiaries of TCI were distributed to TCI through a series of liquidations and canceled, and (iv) 125,728,816 shares of TCI Group Series A Stock, 9,154,134 shares of TCI Group Series B Stock, 6,654,367 shares of Liberty Group Series A Stock, 3,417,187 shares of Liberty Group Series B Stock, and 67,536 shares of Class B Preferred Stock, each formerly held by subsidiaries of TCI, were distributed to TCI through a series of liquidations and canceled.

         After the AT&T Merger, under the terms of the 5% Class A Senior Cumulative Exchangeable Preferred Stock of Pacific (the "Exchangeable Preferred Stock"), each share of that preferred stock is exchangeable, from and after August 1, 2001, for approximately 4.225 shares of AT&T Common Stock, subject to certain anti-dilution adjustments. Additionally, after the AT&T Merger, Pacific may elect to make any dividend, redemption or liquidation payment on the Exchangeable Preferred Stock in cash, by delivery of shares of AT&T Common Stock or by a combination of the foregoing forms of consideration.

         Magness Settlement

         On June 16, 1997, (a) the Company issued 30,545,864 shares of TCI Group Series A Stock (which shares are entitled to one vote per share) to the Estate of Bob Magness (the "Magness Estate"), the late founder and former Chairman of the Board of TCI in exchange (the "Exchange") for an equal number of shares of TCI Group Series B Stock (which shares are entitled to ten votes per share) owned by the Magness Estate, (b) the Magness Estate sold (the "Sale") the shares of TCI Group Series A Stock received in the Exchange, together with approximately 1.5 million shares of TCI Group Series A Stock that the Magness Estate previously owned (collectively, the "Option Shares"), to two investment banking firms (the "Investment Bankers") for approximately $530 million (the "Sale Price") and (c) TCI entered into an agreement with the Investment Bankers whereby TCI would have the option, but not the obligation, to purchase the Option Shares at any time on or before June 16, 1999 (the "Option Period"). The preceding transactions are referred to collectively as the "June 16 Stock Transaction". During the Option Period, the Company and the Investment Bankers would settle quarterly any increase or decrease in the market value of the Option Shares. If the market value of the Option Shares should exceed the Investment Bankers' cost, Option Shares with a fair value equal to the difference between the market value and cost would be segregated from the other Option Shares in an account at the Investment Bankers. If the market value of the Option Shares should be less than the Investment Bankers' cost, the Company, at its option, would settle such difference with shares of TCI Group Series A Stock or TCI Ventures Group Series A Stock or, subject to certain conditions, with cash or letters of credit. In addition, the Company would be required to pay the Investment Bankers a quarterly fee equal to the London Interbank Offered Rate ("LIBOR") plus 1% on the Sale Price, as adjusted for payments made by the Company pursuant to any quarterly settlement with the Investment Bankers. Due to the Company's ability to settle quarterly price fluctuations and fees with shares of TCI Group Series A Stock or TCI Ventures Group Series A Stock, the Company records all amounts received or paid under this arrangement as increases or decreases, respectively, to equity. During the fourth quarter of 1997, the Company repurchased 4 million shares of TCI Group Series A Stock from one of the Investment Bankers for an aggregate cash purchase price of $66 million. Additionally, as a result of the Exchange Offers and certain open market transactions that were completed to obtain the desired weighting of TCI Group Series A Stock and TCI Ventures Group Series A Stock, the Investment Bankers disposed of 4,210,308 shares of TCI Group Series A Stock and acquired 23,407,118 shares of TCI Ventures Group Series A Stock during the last half of 1997. As a result of the foregoing transactions and certain transactions related to the January 5, 1998 settlement of litigation involving the Magness Estate, as described below, the Option Shares were comprised of 6,201,042 shares of TCI Group Series A Stock and 11,740,610 shares of TCI Ventures Group Series A Stock at December 31, 1998. At December 31, 1998, the market value of the Option Shares exceeded the Investment Bankers' cost by $421 million.

         Pursuant to a certain letter agreement, dated June 16, 1997, between Dr. Malone, TCI's Chairman and Chief Executive Officer, and the Magness Estate, Dr. Malone agreed to waive certain rights of first refusal with respect to shares of TCI Group Series B Stock beneficially owned by the Magness Estate. Such rights of first refusal arise from a letter agreement, dated June 17, 1988, among Bob Magness, Kearns-Tribune Corporation and Dr. Malone, pursuant to which Dr. Malone was granted a right of first refusal to acquire any shares of TCI Group Series B Stock which the other parties proposed to sell. As a result of Dr. Malone's rights under such June 17, 1988 letter agreement, such waiver was necessary in order for the Magness Estate to consummate the Exchange and the Sale.

         In consideration for such waiver, TCI granted Dr. Malone the right (the "Malone Right") to acquire from time to time until June 30, 1999, from TCI up to 30,545,864 shares of the TCI Group Series B Stock acquired by TCI from the Magness Estate pursuant to the Exchange. Such acquisition may be made in exchange for either, or any combination of, shares of TCI Group Series A Stock owned by Dr. Malone (exchanged on a one for one basis), or cash in an amount equal to the average closing sale price of the TCI Group Series B Stock for the five trading days preceding the acquisition.

         In connection with certain legal proceedings relative to the probate of the Magness Estate, one or more of Gary Magness and Kim Magness, Bob Magness' sons, Sharon Magness, Bob Magness' surviving second wife and the original personal representatives of the Magness Estate advanced various claims, causes of action, demands, complaints and requests against one or more of the others. In addition, Kim Magness and Gary Magness, in a Complaint And Request To Void Sale Of TCI Stock, And For Damages And Surcharge, filed on October 29, 1997 (the "Voiding Action"), advanced various claims relating to the June 16 Stock Transaction against TCI, Dr. Malone and the original personal representatives of the Magness Estate. Among other matters, the Voiding Action challenged the June 16 Stock Transaction on various fiduciary bases and requested rescission of such transaction and damages.

         Pursuant to an agreement effective as of January 5, 1998, TCI, Gary Magness, Kim Magness, Sharon Magness, the Magness Estate, the Estate of Betsy Magness (the first wife of Bob Magness) and Dr. Malone agreed to settle their respective claims against each other relating to the Magness Estate and the June 16 Stock Transaction, in each case without any of those parties admitting any of the claims or allegations against that party (the "Magness Settlement").

         In connection with the Magness Settlement, portions of the Exchange and Sale were unwound such that (i) 10,201,041 shares of TCI Group Series A Stock and 11,666,506 shares of TCI Ventures Group Series A Stock were returned to TCI as authorized but unissued shares, (ii) the Magness Estate returned to the Investment Bankers the portion of the Sale Price attributable to such returned shares and (iii) the Magness Estate paid $11 million to TCI representing a reimbursement of the Exchange fees incurred by TCI from June 16, 1997 through February 9, 1998 with respect to such returned shares. TCI then issued to the Magness Estate 10,017,145 shares of TCI Group Series B Stock and 12,034,298 shares of TCI Ventures Group Series B Stock. In addition, as part of the Magness Settlement, TCI issued 1,339,415 shares of TCI Group Series B Stock to the Estate of Betsy Magness in exchange for an equal number of shares of TCI Group Series A Stock and issued 1,531,834 shares of TCI Ventures Group Series B Stock for an equal number of shares of TCI Ventures Group Series A Stock.

         On February 9, 1998, in connection with the Magness Settlement, TCI entered into a call agreement (the "Malone Call Agreement") with Dr. Malone and Dr. Malone's wife (together with Dr. Malone, the "Malones"), under which the Malones granted to TCI the right to acquire any shares of TCI stock which are entitled to cast more than one vote per share (the "High-Voting Shares") owned by the Malones, which at December 31, 1998 consisted of an aggregate of approximately 69 million High-Voting Shares upon Dr. Malone's death or upon a contemplated sale of the High-Voting Shares (other than a minimal amount) to third persons. In either such event, TCI has the right to acquire the shares at a maximum price equal to the then relevant market price of shares of "low-voting" Series A Stock plus a ten percent premium. The Malones also agreed that if TCI were ever to be sold to another entity, then the maximum premium that the Malones would receive on their High-Voting Shares would be no greater than a ten percent premium over the price paid for the relevant shares of Series A Stock. TCI paid $150 million to the Malones in consideration of their entering into the Malone Call Agreement.

         Also on February 9, 1998, in connection with the Magness Settlement, certain members of the Magness family, individually and in certain cases, on behalf of the Estate of Betsy Magness and the Magness Estate (collectively, the "Magness Family") also entered into a call agreement with TCI (with substantially the same terms as the one entered into by the Malones, including a call on the shares owned by the Magness Family upon Dr. Malone's death) (the "Magness Call Agreement") on the Magness Family's, which at December 31, 1998 consisted of an aggregate of approximately 55 million High-Voting Shares. The Magness Family was paid $124 million by TCI in consideration of their entering into the Magness Call Agreement.

         Additionally, on February 9, 1998, the Magness Family entered into a Shareholders' Agreement (the "Shareholders' Agreement") with the Malones and TCI under which (i) the Magness Family and the Malones agree to consult with each other in connection with matters to be brought to the vote of TCI's stockholders, subject to the proviso that if they cannot mutually agree on how to vote the shares, Dr. Malone has an irrevocable proxy to vote the High-Voting Shares owned by the Magness Family, (ii) the Magness Family may designate a nominee for the Board and Dr. Malone has agreed to vote his High-Voting Shares for such nominee and (iii) certain "tag along rights" have been created in favor of the Magness Family and certain "drag along rights" have been created in favor of the Malones. In addition, the Malone Right granted by TCI to Dr. Malone to acquire 30,545,864 shares of TCI Group Series B Stock was reduced to an option to acquire 14,511,570 shares of TCI Group Series B Stock. Pursuant to the terms of the Shareholders' Agreement, the Magness Family has the right to participate in the reduced Malone Right on a proportionate basis with respect to 12,406,238 shares of the 14,511,570 shares subject to the Malone Right. On June 24, 1998, Dr. Malone delivered notice to TCI exercising his right to purchase (subject to the Magness Family proportionate right) up to 14,511,570 shares of TCI Group Series B Stock at a per share price of $35.5875 pursuant to the Malone Right. In addition, a representative of the Magness Family advised Dr. Malone that the Magness Family would participate in such purchase up to the Magness Family's proportionate right. On October 14, 1998, 8,718,770 shares of TCI Group Series B Stock were issued to Dr. Malone upon payment of cash consideration totaling $310 million. On October 16, 1998, 5,792,800 shares of TCI Group Series B Stock were issued to the Magness Family upon payment of cash consideration totaling $206 million. In connection with the acquisition of the TCI Group Series B Stock by Dr. Malone, TCI executed certain waivers to the Malone Call Agreement and TCI and the Magness Family executed a waiver to the Shareholders' Agreement to, among other things, permit (subject to certain limitations) the pledge of TCI Group Series B Stock owned by Dr. Malone as collateral to the lenders who provided the funds for his purchase of shares of TCI Group Series B Stock. In connection with the AT&T Merger, Liberty Media Corporation ("Liberty") became entitled to exercise TCI's rights under each Call Agreement and the Shareholders' Agreement with respect to the AT&T Liberty Class B Tracking Stock acquired by the Malones and the Magness Family as a result of the AT&T Merger and the Malones and the Magness Family agreed that the Shareholders' Agreement would continue to apply to the AT&T Liberty Class B Tracking Stock.

         On February 1, 1999, the Company began to terminate the transactions under the agreements with the Investment Bankers described above, and as of March 5, 1999, such transactions were terminated. In connection with the termination of such transactions the Company received an aggregate cash payment of $509 million.

         Inflation

         Inflation has not had a significant impact on TCI's results of operations during the three-year period ended December 31, 1998.

         Accounting Standards

         Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). The Company has reclassified its prior period consolidated balance sheet and consolidated statements of operations to conform to the requirements of SFAS 130. SFAS 130 requires that all items which are components of comprehensive earnings or losses be reported in a financial statement in the period in which they are recognized. The Company has included cumulative foreign currency translation adjustments and unrealized holding gains and losses on available-for-sale securities in other comprehensive earnings that are recorded directly in stockholders' equity. Pursuant to SFAS 130, these items are reflected, net of related tax effects, as components of comprehensive earnings in the Company's consolidated statements of operations and comprehensive earnings, and are included in accumulated other comprehensive earnings in the Company's consolidated balance sheets and statements of stockholders' equity.

         During 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, ("SFAS 133"), which is effective for all fiscal years beginning after June 15, 1999. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities by requiring that all derivative instruments be reported as assets or liabilities and measured at their fair values. Under SFAS 133, changes in the fair values of derivative instruments are recognized immediately in earnings unless those instruments qualify as hedges of the (1) fair values of existing assets, liabilities, or firm commitments, (2) variability of cash flows of forecasted transactions, or
(3) foreign currency exposures of net investments in foreign operations. Although management of the Company has not completed its assessment of the impact of SFAS 133 on its consolidated results of operations and financial position, management currently estimates that the impact of SFAS 133 will not be material.

         Year 2000

         During 1998, the Company continued its enterprise-wide, comprehensive efforts to assess and remediate its computer systems and related software and equipment to ensure such systems, software and equipment recognize, process and store information in the year 2000 and thereafter. The Company's year 2000 remediation efforts include an assessment of its most critical systems, such as customer service and billing systems, headends and other cable plant systems that support the Company's programming services, business support operations, and other equipment and facilities. The Company also continued its efforts to verify the year 2000 readiness of its significant suppliers and vendors and continued to communicate with significant business partners and affiliates to assess such partners and affiliates' year 2000 status.

         The Company has a year 2000 Program Management Office (the "PMO") to organize and manage its year 2000 remediation efforts. The PMO is responsible for overseeing, coordinating and reporting on the Company's year 2000 remediation efforts. At December 31, 1998, it was comprised of a 119-member, full-time staff, accountable to executive management of the Company.

         The PMO has defined a four-phase approach to determining the year 2000 readiness of the Company's systems, software and equipment. Such approach is intended to provide a detailed method for tracking the evaluation, repair and testing of the Company's critical systems, software and equipment. Phase 1, Assessment, involves the inventory of all critical systems, software and equipment and the identification of any year 2000 issues. Phase 1 also includes the preparation of the workplans needed for remediation. Phase 2, Remediation, involves repairing, upgrading and/or replacing any non-compliant critical equipment and systems. Phase 3, Testing, involves testing the Company's critical systems, software, and equipment for year 2000 readiness, or in certain cases, relying on test results provided to the Company. Phase 4, Implementation, involves placing compliant systems, software and equipment into production or service.

         At December 31, 1998, TCI's overall progress by phase was as follows:

                                               Percentage of year 2000                 Expected Completion
                                                      Projects                         Date - All year 2000
         Phase                                   Completed by Phase*                         Projects
         -----                                   -------------------                   --------------------

Phase 1-Assessment                                       69%                                April 1999
Phase 2-Remediation                                      28%                                June 1999
Phase 3-Testing                                          16%                                July 1999
Phase 4-Implementation                                   11%                              September 1999


-------------

*The percentages set forth above were calculated by dividing the number of year 2000 projects that have completed a given phase by the total number of year 2000 projects.

         The completion dates set forth above are based on the Company's current expectations. However, due to the uncertainties inherent in year 2000 remediation, no assurances can be given as to whether such projects will be completed on such dates.

         The Company is completing an inventory of critical systems with embedded technologies that impact its operations and is currently determining the correct remediation approach. The embedded technologies assessments are expected to be complete by April of 1999.

         During 1998, the Company continued its survey of significant third-party vendors and suppliers whose systems, services or products are important to the Company's operations (e.g., suppliers of addressable controllers and set-top devices, and the provider of the Company's billing services). The year 2000 readiness of such providers is critical to continued provision of the Company's cable service. The Company has received information that critical systems, services or products supplied to the Company by third parties are either year 2000 ready or are expected to be year 2000 ready by mid-1999.

         In addition to the survey process described above, management of the Company has identified its most critical supplier/vendor relationships and has instituted a verification process to determine the vendor's year 2000 readiness. Such verification includes, as deemed necessary, reviewing vendors' test and other data and engaging in regular conferences with vendors' year 2000 teams. The Company is also requiring testing to validate the year 2000 compliance of certain critical products and services.

         Significant market value is associated with the Company's investments in certain public and private corporations, partnerships and other businesses. Accordingly, the Company is monitoring the public disclosure of such publicly-held business entities to determine their year 2000 readiness, including Cablevision Systems Corporation ("CSC"), Time Warner, Inc. ("Time Warner"), and AT&T. In addition, the Company has surveyed and monitored the year 2000 status of certain privately-held business entities in which the Company has significant investments. For updated information related to such companies' year 2000 programs, please refer to the most recent periodic filings with the Securities and Exchange Commission of CSC, Time Warner and AT&T.

         Year 2000 expenses and capital expenditures incurred during the year ended December 31, 1998 were $11 million and $2 million, respectively. Management of the Company currently estimates the remaining costs to be not less than $113 million, bringing the total estimated cost associated with the Company's year 2000 remediation efforts to be not less than $126 million (including $33 million for replacement of noncompliant information technology ("IT") Systems). Also included in this estimate is $14 million in future payments to be made pursuant to unfulfilled executory contracts or commitments with vendors for year 2000 remediation services. Although no assurances can be given, management currently expects that (i) cash flow from operations will fund the costs associated with year 2000 compliance and (ii) the total projected cost associated with the Company's year 2000 program will not be material to the Company's financial position, results of operations or cash flows.

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

         Security and fire protection systems failure could leave facilities vulnerable to intrusion and fire. The Company expects to return such systems to normal functioning by turning the power off and then on again ("power off/on"). The Company also plans to have additional security staff on site and plans to implement a backup plan for communicating with local fire and police departments. Also, certain personal computers interface with and control elevators, escalators, wireless systems, public access systems and certain telephony systems. In the event such computers cease operating, conducting a power off/on is expected to resume normal functioning. If a power off/on does not resume normal functioning, management expects to resolve the problem by resetting the computer to a pre-designated date which precedes the year 2000.

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

         SUMMARY OF OPERATIONS

         Summarized operating data with respect to TCI is presented below for the indicated periods:

                                                                              Years ended December 31,
                                                                    ---------------------------------------------
                                                                       1998              1997             1996
                                                                    -----------       ----------       ----------
                                                                               amounts in millions

Revenue                                                             $     7,351           7,570             8,022

Operating expenses                                                       (2,997)         (2,995)           (3,677)
Selling, general and administrative expenses                             (1,642)         (1,600)           (2,069)
Year 2000 costs                                                             (11)             --                --
AT&T merger costs                                                           (14)             --                --
Stock compensation                                                         (866)           (488)               13
Reserve for loss arising from contingent obligation                         (90)             --                --
Cost of distribution agreements                                             (50)             --                --
Impairment of assets                                                         (5)            (15)               --
Restructuring charges                                                        --              --               (41)
Depreciation                                                             (1,121)         (1,077)           (1,093)
Amortization                                                               (614)           (546)             (523)
                                                                    -----------       ----------       ----------

     Operating income (loss)                                                (59)            849               632

Interest expense                                                         (1,061)         (1,160)           (1,096)
Interest and dividend income                                                122              88                64
Share of losses of affiliates, net                                       (1,384)           (930)             (450)
Loss on early extinguishment of debt                                        (60)            (39)              (71)
Minority interests in earnings of consolidated
  subsidiaries, net                                                         (88)           (154)              (56)
Gains on issuance of equity interests by subsidiaries                        89              60                --
Gains on issuance of stock by equity investees                              268             112                12
Gains on disposition of assets, net                                       5,760             401             1,593
Other, net                                                                  (49)            (22)              (65)
                                                                    -----------       ----------       ----------

    Earnings (loss) before income taxes                                   3,538            (795)              563

Income tax benefit (expense)                                             (1,595)            234              (271)
                                                                    -----------       ---------        ----------

     Net earnings (loss)                                            $     1,943            (561)              292
                                                                    ===========       =========        ==========

         The Company's domestic cable and communications businesses and assets were attributed to TCI Group, and the Company's programming businesses and assets were attributed to Liberty Media Group. The Company's principal international businesses and assets and the Company's remaining non-cable and non-programming domestic businesses and assets were included in TCI Ventures Group.

         Acquisitions and Dispositions

         The Company has completed a number of acquisitions and dispositions during the three years ended December 31, 1998 which have affected the comparability of operating results between periods. The acquisitions and dispositions which had a significant impact on the Company's operating results are discussed below.

         On March 4, 1998, the Company contributed to CSC certain of its cable television systems serving approximately 830,000 customers in exchange for approximately 48.9 million newly issued CSC Class A common shares (the "CSC Transaction"). For additional information concerning the CSC Transaction, see note 6 to the accompanying consolidated financial statements. In addition to the CSC Transaction, the Company also completed, during 1998, eight transactions whereby TCI contributed cable television systems serving in the aggregate approximately 1,924,000 customers to eight separate joint ventures (collectively, the "1998 Joint Ventures") in exchange for non-controlling ownership interests in each of the 1998 Joint Ventures, and the assumption and repayment by the 1998 Joint Ventures of debt owed by the Company to external parties aggregating $323 million and intercompany debt owed to the Company aggregating $2,374 million. The CSC Transaction and the formation of the 1998 Joint Ventures are collectively referred to herein as the "1998 Contribution Transactions." During the year ended December 31, 1998, the Company's revenue and operating cash flow (defined by the Company as operating income before depreciation, amortization, other non-cash items, year 2000 costs, AT&T merger costs and stock compensation) included $622 million and $278 million, respectively, from the cable television systems included in the 1998 Contribution Transactions.

         In addition to the 1998 Contribution Transactions, the Company, as of December 31, 1998, has signed agreements or letters of intent to contribute within the next twelve months, certain cable television systems (the "Pending Contribution Cable Systems") serving approximately 1.2 million basic customers to joint ventures in which the Company will retain non-controlling ownership interests (the "Pending Contribution Transactions"). Following the completion of the Pending Contribution Transactions, the Company will no longer consolidate the Pending Contribution Cable Systems. Accordingly it is anticipated that the completion of the Pending Contribution Transactions, as currently contemplated, will result in aggregate estimated reductions (based on 1998 amounts) to the Company's debt, annual revenue and annual operating cash flow of $1.5 billion, $500 million and $200 million, respectively. No assurance can be given that any of the Pending Contribution Transactions will be consummated.

         Pursuant to an Agreement and Plan of Exchange and Merger entered into in August 1996, Silver King Communications Inc. ("Silver King") acquired Home Shopping Network, Inc. ("HSN") by merger of HSN with a subsidiary of Silver King in December 1996 (the "HSN Merger") where HSN is the surviving corporation and a subsidiary of Silver King following the HSN Merger. As a result of the HSN Merger, HSN is no longer included in the consolidated financial results of the Company. Subsequent to the HSN Merger, Silver King was renamed HSN, Inc. ("HSNI"). Revenue and expenses related to HSNI are included under the captions "Net sales from electronic retailing services" and "cost of sales from electronic retailing services", respectively, in the accompanying consolidated Statement of Operations and Comprehensive Earnings for the year ended December 31, 1996. For additional information on the HSN Merger, see note 6 to the accompanying consolidated financial statements of the Company.

         On July 31, 1996, the Company acquired an entity from Viacom, Inc. that owned cable television assets valued at $2.326 billion at the acquisition date. Upon consummation of such acquisition (the "Viacom Acquisition"), the acquired entity was renamed TCI Pacific Communications, Inc. For additional information concerning the Viacom Acquisition, see note 10 to the accompanying consolidated financial statements of the Company.

         Through December 4, 1996, the Company had an investment in Primestar Partners L.P. ("Primestar"). Primestar provided programming and marketing support to each of its cable partners, including the Company, who provided satellite television service to their customers. On December 4, 1996, TCI distributed (the "Satellite Spin-off") to the holders of shares of TCI Group Stock all of the issued and outstanding common stock of TCI Satellite Entertainment, Inc. ("Satellite"). At the time of the Satellite Spin-off, Satellite's assets and operations included the Company's interest in Primestar, the Company's business of distributing Primestar programming and two communications satellites. As a result of the Satellite Spin-off, Satellite's operations subsequent to December 4, 1996 are not consolidated with those of the Company. For additional information on the Satellite Spin-Off, see note 11 to the accompanying consolidated financial statements.

         The Company has also completed certain other acquisitions and dispositions during the three years ended December 31, 1998. See note 10 to the accompanying consolidated financial statements of the Company. The timing and magnitude of such acquisitions and dispositions may also affect the comparability of financial results between periods. Consequently, the historical amounts included in the accompanying consolidated financial statements are not comparable year to year. The following table presents adjustments to remove the effects of the aforementioned acquisitions and dispositions from selected operating items.

                                                                               Effect of
                                                                             acquisitions
                                                      Historical           and dispositions           As adjusted
                                                      ----------           ----------------           -----------
Year ended December 31, 1998:                                            amounts in millions

Revenue                                                $    7,351                  (1,499)                  5,852
Operating expenses                                     $   (2,997)                    644                  (2,353)
Selling, general and administrative expenses           $   (1,642)                    336                  (1,306)

Year ended December 31, 1997:

Revenue                                                $    7,570                  (1,962)                  5,608
Operating expenses                                     $   (2,995)                    816                  (2,179)
Selling, general and administrative expenses           $   (1,600)                    402                  (1,198)

Year ended December 31, 1996:

Revenue                                                $    8,022                  (2,422)                  5,600
Operating expenses                                     $   (3,677)                  1,231                  (2,446)
Selling, general and administrative expenses           $   (2,069)                    708                  (1,361)

         Revenue and Expenses

         The Company's revenue decreased $219 million or 3% and $452 million or 6% for the years ended December 31, 1998 and 1997, respectively, as compared to the prior year. Exclusive of the effects of acquisitions and dispositions, revenue increased $244 million or 4% and $8 million or less than 1% during 1998 and 1997, respectively.

         Exclusive of the effects of acquisitions and dispositions, revenue from domestic cable operations increased 2% during 1998 as compared to 1997. Revenue from domestic cable customers accounted for this 2% increase, primarily due to the net effect of a 5% increase in basic revenue, an increase in revenue from digital products and a 10% decrease in premium revenue. The Company experienced a 5% increase in its average basic rate, an increase of less than 1% in the number of average basic customers, a 5% decrease in its average rate for traditional premium services and a 5% decrease in the number of average traditional premium subscriptions. Additionally, the December 31, 1997 termination of an agreement pursuant to which the Company provided fulfillment services to a third party resulted in a 1% decrease, and advertising sales and other revenue accounted for a 1% increase, in revenue from domestic cable operations. A significant portion of the increase in advertising sales is attributable to arrangements with programming suppliers that may not continue at current levels in future periods.

         Exclusive of the effects of acquisitions and dispositions, revenue from domestic cable operations increased 6% during 1997 as compared to 1996. Revenue from domestic cable customers accounted for 3% of the 1997 increase in revenue from domestic cable operations, primarily as a result of the net effect of a 7% increase in basic revenue and a 4% decrease in premium revenue. The Company experienced a 9% increase in its average basic rate, a 1% decrease in the number of average basic customers, a 7% increase in its average premium rate and an 11% decrease in the number of average premium subscriptions. Advertising sales and other revenue accounted for the remaining 3% increase in revenue from domestic cable operations.

         Exclusive of the effects of acquisitions and dispositions, revenue from programming services increased 15% and 29% for the years ended December 31, 1998 and 1997, respectively, as compared to the prior year. The increases related primarily to higher revenue from the distribution of "Encore" premium movie services to cable operators, including TCI Group, and higher revenue from TV Guide, Inc. (formerly United Video Satellite Group, Inc. ("UVSG")). Additionally, Netlink International had increased revenue during 1998 compared to the same period in 1997, primarily due to increased rates as a result of increased copyright fees.

         Operating expenses increased $2 million or less than 1% and decreased $682 million or 19% for the years ended December 31, 1998 and 1997, respectively, as compared to the prior year. Exclusive of the effects of acquisitions and dispositions, operating expenses increased $174 million or 8% and decreased $267 million or 11% during 1998 and 1997, respectively.

         Exclusive of the effects of acquisitions and dispositions, operating expenses from domestic cable operations increased 5% during each of 1998 and 1997, respectively, as compared to the prior year. Such changes relate primarily to higher programming and labor costs, which in 1998 were partially offset by reductions attributable to higher capitalized labor and overhead resulting primarily from increased installation and construction activities. It is anticipated that the Company's programming costs will increase in future periods.

         Exclusive of the effects of acquisitions and dispositions, operating expenses from programming operations increased 73% and 85% during 1998 and 1997, respectively, as compared to the prior year. The increases relate primarily to higher costs to acquire programming content from suppliers due primarily to an increase in first run movie content as a percent of Encore's total movie content in both 1998 and 1997. Such first run movies are generally obtained at higher costs than movies which are not first run. Other miscellaneous increases include higher music rights costs and higher copyright fees.

         Selling, general and administrative expenses increased $42 million or 3% and decreased $469 million or 23% for the years ended December 31, 1998 and 1997, respectively, as compared to the prior year. Exclusive of the effects of acquisitions and dispositions, the expenses increased $108 million or 9% and decreased $163 million or 12% during 1998 and 1997, respectively.

         Exclusive of the effects of acquisitions and dispositions, selling, general and administrative expenses from domestic cable operations increased 12% and decreased 6% during 1998 and 1997, respectively, as compared to the prior year. The 1998 increase is due primarily to general increases in expenses relating to the launch of digital products and other initiatives, which increases were partially offset by an increase in marketing incentives received from programming suppliers. The majority of such marketing incentives are associated with the Company's launch of digital services and accordingly may not continue at current levels in the future periods. The 1997 decrease is due primarily to lower marketing costs due primarily to launch and other incentives from programming suppliers, a reduction in salaries and related payroll expenses due to work force reductions in the fourth quarter of 1996, and other reductions in general and administrative expenses in 1997.

         Exclusive of the effects of acquisitions and dispositions, selling, general and administrative expenses from programming operations increased 3% and less than 1% during 1998 and 1997, respectively, as compared to the prior year. The increase relates primarily to higher contract labor, marketing and marketing support costs.

         Year 2000 costs include fees and other expenses incurred directly in connection with TCI's comprehensive efforts to review and correct computer systems, equipment and related software to ensure readiness for the year 2000. See detailed discussion above.

         AT&T merger costs include investment advisory, legal and accounting fees, and other incremental pre-closing costs directly related to the AT&T Merger. See note 2 to the accompanying consolidated financial statements of the Company.

         The Company records stock compensation relating to restricted stock awards, options and/or stock appreciation rights granted by the Company to certain employees and directors. The amount of expense associated with stock compensation is based on the vesting of the related stock options and stock appreciation rights and the market price of the underlying common stock as of the date of the accompanying consolidated financial statements. The estimated compensation liability relating to stock appreciation rights has been recorded as of December 31, 1998, and is subject to future adjustment based upon vesting and market values and, ultimately, on the final determination of market values when such rights are exercised.

         During the fourth quarter of 1998, the Company recorded a $90 million charge to provide for the estimated losses that are expected to result from the Company's obligation under a certain contribution agreement. See note 20 to the accompanying consolidated financial statements of the Company.

         During 1998, @Home issued performance-based warrants to certain cable operators to purchase up to 10.3 million shares of @Home Series A common stock at an exercise price of $10.50 per share. Warrants to purchase approximately 920,000 shares of @Home's Series A common stock became exercisable in 1998. @Home recorded non-cash charges to operations of $50 million for the fair value of these warrants. Such charges are included in cost of distribution agreements in the accompanying consolidated statements of operations and comprehensive earnings of the Company. In the event the performance milestones are met with respect to the remaining unexercisable performance based warrants, @Home will record non-cash charges to operations in future periods based on the difference between the then fair market value of @Home's Series A common stock and the exercise price of $10.50 per share.

         During the fourth quarter of 1996, the Company restructured certain of its operating and accounting functions. In connection with such restructuring, the Company recognized a charge of $41 million related primarily to work force reductions. As of December 31, 1998, all of such charges had been paid.

         Depreciation expense increased $44 million or 4% and decreased $16 million or 1% for the years ended December 31, 1998 and 1997, respectively, as compared to the prior year. The 1998 increase represents the net effect of (i) increases attributable to acquisitions, capital expenditures and differences in the composition of TCI's depreciable property and equipment and (ii) decreases attributable to the 1998 Contribution Transactions and other dispositions. The 1997 decrease represents the net effect of a decrease due to the Satellite Spin-off and another disposition that more than offset increases attributable to acquisitions and capital expenditures.

         Amortization expense increased $68 million or 12% and $23 million or 4% for the years ended December 31, 1998 and 1997, respectively, as compared to the prior year. Such increases are primarily attributable to the net effects of acquisitions and dispositions and the amortization of certain intangible assets arising from certain distribution agreements entered into in 1997 and 1998 by @Home. See note 18 to the accompanying consolidated financial statements of the Company.

         Due to the effects of purchase accounting, the Company anticipates that its depreciation and amortization expenses will increase significantly following the AT&T Merger.

         Other Income and Expenses

         The Company's interest expense decreased $99 million or 9% from 1997 to 1998 and increased $64 million or 6% from 1996 to 1997. The decrease in 1998 is primarily the result of debt reductions attributable to the 1998 Contribution Transactions and a lower effective borrowing rate as compared to the prior year. The increase in 1997 is primarily the result of higher average debt balances, as a result of the Viacom Acquisition on July 31, 1996. The Company's weighted average interest rate on borrowings was 7.32%, 7.71% and 7.75% during 1998, 1997 and 1996, respectively.

         Interest and dividend income increased $34 million or 39% and $24 million or 38% during 1998 and 1997, respectively, as compared to the prior year. The 1998 increase is attributable to (i) higher dividend income due primarily to dividends received on AT&T Common Stock that was acquired in July 1998 and dividends received on preferred stock of Fox Kids Worldwide, Inc. ("FKW Preferred Stock") that was acquired in August 1997, and (ii) increased interest income due primarily to increases in the Company's cash and restricted cash balances and other interest-earning assets. Subsequent to the AT&T Merger, any dividends received on AT&T Common Stock ($31 million during 1998) will not be recognized as income, but instead will be recorded as increases to the Company's additional paid-in capital. The 1997 increase is attributable to (i) higher dividend income due to dividends received on a series of Time Warner, Inc. common stock with limited voting rights that was acquired in October 1996 and dividends received on FKW Preferred Stock that was acquired in August 1997, and
(ii) increased interest income due to higher balances of interest-earning assets in 1997, as compared to 1996. See notes 5, 7, 8 and 10 to the accompanying consolidated financial statements of the Company.

         TCI's investments in affiliates are comprised of limited partnerships and other entities that are primarily engaged in the domestic cable television business or other communications services businesses. TCI's share of earnings (losses) of affiliates were ($1,384 million), ($930 million) and ($450 million) in 1998, 1997 and 1996, respectively. Of these earnings (losses), ($352 million), ($90 million) and ($79 million), respectively, relate to the Company's domestic cable operations, ($67 million), ($12 million) and $8 million, respectively, relate to the Company's programming operations and ($965 million), ($828 million) and ($379 million), respectively, relate to the Company's other businesses.

         The majority of the 1998 increase in the Company's share of losses of its domestic cable affiliates is attributable to the Company's share of losses of CSC, which was partially offset by the Company's share of 1998 gains recognized by two affiliates on the sale of certain assets. The 1997 increase is primarily due to the Company's share of losses of a 49%-owned cable television partnership that was acquired by the Company in July 1996.

         The 1998 increase in the Company's share of losses of its programming affiliates is primarily attributable to an $83 million increase in the Company's share of Fox/Liberty Networks' ("Fox Sports") losses, offset in part by a $33 million increase in the Company's share of the earnings of QVC, Inc. ("QVC"). Prior to the first quarter of 1998, the Company had no obligation, nor intention, to fund Fox Sports. During 1998, the Company made the determination to provide funding to Fox Sports based on specific transactions consummated by Fox Sports. Consequently, the Company's share of losses of Fox Sports for 1998 includes previously unrecognized losses of Fox Sports of approximately $64 million. Losses for Fox Sports were not recognized in prior periods due to the fact that the Company's investment in Fox Sports was less than zero. The 1997 change in the Company's share of earnings (losses) of its programming affiliates is attributable to a $30 million decrease in the Company's share of Discovery's earnings, offset in part by a $7 million increase in the Company's share of QVC's earnings.

         The Company's share of losses of its other affiliates is primarily comprised of the Company's share of the losses of the PCS Ventures and various foreign affiliates. During the years ended December 31, 1998, 1997 and 1996, the Company's share of the PCS Ventures' losses was $629 million, $493 million and $167 million, respectively. During the years ended December 31, 1998, 1997 and 1996, the Company's share of losses from its foreign affiliates was $282 million, $264 million and $184 million, respectively. The increases in the losses of the PCS Ventures are primarily attributable to increases in (i) selling, general and administrative costs associated with Sprint Spectrum Holding Company L.P.'s ("Sprint Spectrum") efforts to increase its customer base, (ii) depreciation expense resulting from capital expenditures made to expand its PCS network and (iii) interest expense associated with higher amounts of outstanding debt. As a result of a November 1998 transaction, the Company no longer accounts for its investment in the PCS Ventures under the equity method. See notes 2, 6 and 9 to the accompanying consolidated financial statements of the Company.

         In connection with certain repurchases of notes payable, TCI recognized losses on early extinguishment of debt of $60 million, $39 million and $62 million during the years ended December 31, 1998, 1997 and 1996, respectively. Such losses related to prepayment penalties amounting to $52 million, $33 million and $60 million for the years ended December 31, 1998, 1997 and 1996, respectively, and the retirement of deferred loan costs. Also, during the year ended December 31, 1996, certain TCI subsidiaries terminated, at such subsidiaries' option, certain revolving bank credit facilities with aggregate commitments of approximately $2 billion and refinanced certain other bank credit facilities. In connection with such termination and refinancings, TCI recognized a loss on early extinguishment of debt of $9 million related to the retirement of deferred loan costs.

         Minority interests in earnings of consolidated subsidiaries aggregated $88 million, $154 million and $56 million for the years ended December 31, 1998, 1997 and 1996, respectively. Such amounts include dividends on preferred securities of the Company's subsidiaries of $191 million, $180 million and $86 million, respectively, offset in part by the minority interests share of the losses of @Home and certain other majority-owned subsidiaries of the Company. During the years ended December 31, 1998 and 1997, the minority interests' share of @Home's net losses was approximately $89 million and $34 million, respectively. See notes 6, 10 and 18 to the accompanying consolidated financial statements of the Company.

         Gains on issuance of equity interests by subsidiaries were $89 million and $60 million during the years ended December 31, 1998 and 1997, respectively. The gains relate to the 1998 and 1997 public offering of securities by the Company's @Home subsidiary and the February 1998 equity issuance by the Company's then subsidiary, Superstar/Netlink Group LLC. See note 18 to the accompanying consolidated financial statements of the Company.

         Gains on issuance of stock by equity investees were $268 million, $112 million and $12 million during the years ended December 31, 1998, 1997 and 1996, respectively. The gains relate to the dilution of the Company's interest in various equity method investments. See notes 6, 8 and 18 to the accompanying consolidated financial statements of the Company.

         Gains on disposition of assets of $5,760 million during 1998 include
(i) a $2.3 billion gain (excluding related deferred income tax expense of $883 million) attributable to the June 23, 1998 consummation of a merger in which TCG was acquired by AT&T, (ii) a $1.9 billion gain (excluding related deferred income tax expense of $647 million) attributable to the November 23, 1998 exchange of the Company's interest in the PCS Ventures, and (iii) an aggregate gain of $898 million gain attributable to the March 4, 1998 contribution of cable television systems to CSC and certain other of the 1998 Contribution Transactions. See notes 6, 7, 8, 9 and 10 to the accompanying consolidated financial statements of the Company.

         Net Earnings (Loss)

         As a result of the above-described fluctuations in the Company's results of operations, (i) TCI's net earnings (before preferred stock dividend requirements) of $1,943 million for the year ended December 31, 1998 changed by $2,504 million, as compared to TCI's net loss (before preferred stock dividend requirements) of $561 million for the year ended December 31, 1997, and (ii) TCI's net loss (before preferred stock dividend requirements) of $561 million for the year ended December 31, 1997 changed by $853 million, as compared to TCI's net earnings (before preferred stock dividend requirements) of $292 million for the year ended December 31, 1996.

         LIQUIDITY AND CAPITAL RESOURCES

         As described in greater detail in note 2 to the accompanying consolidated financial statements of the Company, on March 9, 1999, TCI was acquired by AT&T in a merger and TCI thereby became a wholly-owned subsidiary of AT&T. The AT&T Merger also resulted in the deconsolidation of the businesses and assets attributed to the Liberty/Ventures Group (exclusive of @Home, NDTC and WTCI which were transferred to TCI Group immediately prior to the AT&T Merger) at the time of the AT&T Merger.

         Pursuant to the Merger Agreement, immediately prior to the AT&T Merger, certain assets previously attributed to TCI Ventures Group (including, among others, the shares of AT&T Common Stock received in the merger of AT&T and TCG, the stock of @Home attributed to TCI Ventures Group, the assets and business of NDTC and TCI Ventures Group's equity interest in WTCI) were transferred to TCI Group in exchange for approximately $5.5 billion in cash. Also, upon consummation of the AT&T Merger, through a new tax sharing agreement between Liberty/Ventures Group and AT&T, Liberty/Ventures Group became entitled to the benefit of approximately $2.0 billion of net operating loss carryforwards attributable to all entities included in TCI's consolidated federal income tax return as of the date of the AT&T Merger. Such net operating loss carryforwards are subject to adjustment by the Internal Revenue Service and are subject to limitations on usage which may affect the ultimate amount utilized. See note 19 to the accompanying consolidated financial statements of the Company. Additionally, certain warrants previously attributed to TCI Group were transferred to Liberty/Ventures Group in exchange for approximately $176 million in cash. TCI funded the $5.5 billion payment to Liberty/Ventures Group through borrowings from AT&T. Such borrowings are evidenced by a note payable to AT&T in the amount of $5.5 billion (the "AT&T Note"). The AT&T Note accrues interest at LIBOR, plus 15 basis points, and is due and payable on demand on or before March 9, 2004.

         Immediately prior to the AT&T Merger, TCI restructured its ownership of certain of its subsidiaries. This restructuring included merging TCI's cable subsidiary, TCIC, into TCI. As a result of TCIC's merger with TCI, all assets and liabilities of TCIC have been assumed by TCI, including TCIC's public debt. In connection with TCIC's merger with TCI, each share of TCIC's Cumulative Exchangeable Preferred Stock, Series A, was converted into 2.119 shares of TCI Group Series A Stock, and such shares of TCI Group Series A Stock were subsequently converted into AT&T Common Stock in connection with the AT&T Merger. All other public securities issued by subsidiaries of TCIC (other than Pacific) otherwise remained unaffected. Furthermore, as part of the restructuring, (i) certain asset transfers were made between TCI and its subsidiaries, (ii) 123,896 shares of Series F Preferred Stock, which were held by subsidiaries of TCI, were converted into 185,428,946 shares of TCI Group Series A Stock (which in turn were converted into 143,837,233 shares of AT&T Common Stock in the AT&T Merger and continue to be held by subsidiaries of TCI),
(iii) the remaining 154,411 shares of Series F Preferred Stock which were formerly held by subsidiaries of TCI were distributed to TCI through a series of liquidations and canceled, and (iv) 125,728,816 shares of TCI Group Series A Stock, 9,154,134 shares of TCI Group Series B Stock, 6,654,367 shares of Liberty Group Series A Stock, 3,417,187 shares of Liberty Group Series B Stock, and 67,536 shares of Class B Preferred Stock, each formerly held by subsidiaries of TCI, were distributed to TCI through a series of liquidations and canceled.

         After the AT&T Merger, under the terms of the Exchangeable Preferred Stock of Pacific, each share of that preferred stock is exchangeable, from and after August 1, 2001, for approximately 4.225 shares of AT&T Common Stock, subject to certain anti-dilution adjustments. Additionally, after the AT&T Merger, Pacific may elect to make any dividend, redemption or liquidation payment on the Exchangeable Preferred Stock in cash, by delivery of shares of AT&T Common Stock or by a combination of the foregoing forms of consideration.

         As a result of the deconsolidation of Liberty/Ventures Group in connection with the AT&T Merger, Liberty/Ventures Group's liquidity sources (including the $5.5 billion payment from TCI) will be used towards the liquidity requirements of Liberty/Ventures Group and will not represent a source of liquidity to TCI. Conversely, TCI anticipates that Liberty/Ventures Group will not require funds from TCI to satisfy the Liberty/Ventures Group's liquidity requirements.

         At December 31, 1998, the Company had approximately $3.7 billion of availability in unused lines of credit (excluding amounts related to lines of credit which provide availability to support commercial paper). At December 31, 1998, $999 million of such unused lines of credit related to Liberty/Ventures Group (inclusive of @Home, NDTC and WTCI). Following the AT&T Merger, it is anticipated that such unused lines of credit of Liberty/Ventures Group will not represent a source of liquidity to the Company. It is anticipated that TCI's remaining lines of credit will be terminated in the first half of 1999 and, accordingly, will no longer provide a source of liquidity for the Company (exclusive of @Home, NDTC and WTCI). To the extent that funds generated by the Company's operating activities are not sufficient to meet its liquidity needs, the Company anticipates that it would obtain additional financing from AT&T or external sources. No assurance can be given that any such additional financing could be obtained on terms acceptable to the Company.

         At December 31, 1998, the Company held cash and cash equivalents of $419 million which were held entirely by @Home. The cash balances of @Home are intended to be applied towards the liquidity needs of @Home, accordingly @Home's cash balances will not be made available to TCI. TCI's restricted cash is primarily comprised of proceeds received in connection with certain asset dispositions. Such proceeds, which aggregated $162 million and $34 million December 31, 1998 and 1997, respectively, are designated to be reinvested in certain identified assets for income tax purposes.

         During the years ended December 31, 1998, 1997 and 1996 the Company had "operating cash flow" (as defined by the Company as operating income before depreciation, amortization, other non-cash items, year 2000 costs, AT&T merger costs and stock compensation) of $2,712 million, $2,975 million and $2,276 million, respectively. Operating cash flow is a measure of value and borrowing capacity within the cable television industry and is not intended to be a substitute for cash flows provided by operating activities, a measure of performance prepared in accordance with generally accepted accounting principles, and should not be relied upon as such. Operating cash flow, as defined, does not take into consideration substantial costs of doing business, such as interest expense, and should not be considered in isolation to other measures of performance.

         The Company's operating activities provided cash of $1,223 million, $1,710 million and $1,278 million during the years ended December 31, 1998, 1997 and 1996, respectively. Net cash provided by operating activities generally reflects net cash from operations of TCI available for TCI's liquidity needs after taking into consideration the aforementioned additional substantial costs of doing business not reflected in operating cash flow. Following the deconsolidation of Liberty/Ventures Group in connection with the AT&T Merger, Liberty/Ventures Group's cash flows will no longer be included in the Company's consolidated statements of cash flows. Liberty/Ventures Group's operating activities provided cash of $66 million, $172 million and $245 million during the years ended December 31, 1998, 1997 and 1996, respectively (inclusive of the operating activities of @Home, NDTC and WTCI).

         Cash used by the Company's investing activities aggregated $637 million, $1,156 million and $2,508 million during the years ended December 31, 1998, 1997 and 1996, respectively. Cash used by Liberty/Ventures Group's investing activities aggregated $1,234 million, $497 million and $770 million during the years ended December 31, 1998, 1997 and 1996, respectively (inclusive of the investing activities of @Home, NDTC and WTCI). Following the deconsolidation of Liberty/Ventures Group in connection with the AT&T Merger, Liberty/Ventures Group's cash flows (exclusive of the cash flows of @Home, NDTC and WTCI) will no longer be included in the Company's consolidated statements of cash flows.

         The amount of capital expended by TCI for property and equipment was $1,917 million, $709 million and $2,055 million during 1998, 1997 and 1996, respectively. Such expenditures primarily relate to TCI's cable distribution systems. TCI estimates that it will expend approximately $5 billion over the next two years to expand the capacity of its cable distribution systems to allow for the provision of two-way service offerings. No assurance can be given that actual capital costs will not exceed such estimated capital costs. Additionally, the foregoing estimate does not include customer specific capital costs required to deliver local telephony services. TCI cannot reasonably estimate such costs since such costs are dependent upon the extent of customer increases and the average per-unit-cost to install customer premise equipment. As described below, TCI is obligated to purchase a significant number of digital set-top devices over the next three years.

         On March 4, 1998, the Company contributed to CSC certain of its cable television systems serving approximately 830,000 customers in exchange for approximately 48.9 million newly issued CSC Class A common shares. CSC also assumed and repaid approximately $574 million of debt owed by TCI to external parties and $95 million of debt owed to the Company. The Company has also entered into letters of intent with CSC which provide for the Company to acquire a cable system in Michigan and an additional 4% of CSC's Class A common shares and for CSC to (i) acquire cable systems serving approximately 250,000 customers in Connecticut and (ii) assume $110 million of the Company's debt. The ability of the Company to sell or increase its investment in CSC is subject to certain restrictions and limitations set forth in a stockholders agreement with CSC. At December 31, 1998, the Company owned 49,982,572 shares of CSC Class A common stock, which had a closing market price of $50.13 per share on such date. Such shares represented an approximate 33.0% equity interest in CSC's total outstanding shares and an approximate 9% voting interest in CSC in all matters except for (i) the election of directors, in which case the Company effectively has the right to designate two of CSC's directors, and (ii) any increase in authorized shares, in which case the Company has agreed to vote its interest in proportion with the public holders of CSC Class A common shares. For additional information concerning the CSC Transaction, see note 6 to the accompanying consolidated financial statements of the Company.

         In addition to the CSC Transaction, the Company also completed, during 1998, eight transactions whereby TCI contributed cable television systems serving in the aggregate approximately 1,924,000 customers to the 1998 Joint Ventures in exchange for non-controlling ownership interests in each of the 1998 Joint Ventures, and the assumption and repayment by the 1998 Joint Ventures of debt owed by the Company to external parties aggregating $323 million and intercompany debt owed to the Company aggregating $2,374 million. The Company has agreed to take certain steps to support compliance by certain of the 1998 Joint Ventures with their payment obligations under certain debt instruments, up to an aggregate contingent commitment of $980 million. In light of such contingent commitments, the Company has deferred any gains on the formation of such 1998 Joint Ventures. During the year ended December 31, 1998, the Company's revenue and operating cash flow (defined by the Company as operating income before depreciation, amortization, other non-cash items, year 2000 costs, AT&T merger costs and stock compensation) included $622 million and $278 million, respectively, from the cable television systems included in the 1998 Contribution Transactions.

         In addition to the 1998 Contribution Transactions, the Company, as of December 31, 1998, has signed agreements or letters of intent to contribute within the next twelve months, the Pending Contribution Cable Systems serving approximately 1.2 million basic customers to joint ventures in which the Company will retain non-controlling ownership interests. Following the completion of the Pending Contribution Transactions, the Company will no longer consolidate the Pending Contribution Cable Systems. Accordingly it is anticipated that the completion of the Pending Contribution Transactions, as currently contemplated, will result in aggregate estimated reductions (based on 1998 amounts) to the Company's debt, annual revenue and annual operating income of $1.5 billion, $500 million and $200 million, respectively. No assurance can be given that any of the Pending Contribution Transactions will be consummated

         During the year ended December 31, 1998, the Company contributed cash to various equity affiliates of the Liberty/Ventures Group and participated in other transactions with respect to such Liberty/Ventures Group equity affiliates. Following the AT&T Merger, transactions between Liberty/Ventures Group and its equity affiliates will no longer be reflected in the Company's consolidated financial statements. For additional information concerning the historical effects on liquidity and capital resources of transactions involving the Liberty/Ventures Group's equity affiliates, see notes 6, 9 and 10 to the accompanying consolidated financial statements of the Company.

         On November 19, 1998, the Company exchanged, in a merger transaction,
0.58 of a share of Liberty Group Series A Stock for each share of the issued and outstanding Series A Common Stock of its then majority-owned subsidiary, Tele-Communications International, Inc. ("TINTA"), not beneficially owned by the Company. Such transaction was accounted for as an acquisition of a minority interest. The aggregate value assigned to the 10,086,594 shares of Liberty Group Series A stock issued by TCI was based upon the market value of Liberty Group Series A Stock at the time the merger was announced. TINTA is attributed to the Liberty/Ventures Group.

         On January 19, 1999, @Home entered into a merger agreement with Excite, Inc. ("Excite"), a global internet media company that offers consumers and advertisers comprehensive internet navigation services with extensive personalization capabilities. Under the terms of the merger agreement, @Home will issue approximately 55 million shares of its common stock for all of the outstanding common stock of Excite based on an exchange ratio of 1.041902 shares of @Home's common stock for each share of Excite's common stock. @Home may issue up to approximately 15 million additional shares of common stock in connection with the assumption of obligations under Excite's stock option and employer stock purchase plans and outstanding warrants. @Home will account for the transaction as a purchase. @Home's preliminary estimate of the total purchase consideration is approximately $7 billion, based on the fair value at the time of announcement of the merger, of common stock to be issued and stock option, stock purchase plan and warrant obligations assumed, plus estimated transaction costs. As a result of the proposed merger, the Company's economic interest in @Home would decrease from 39% to 27%. The merger is subject to several conditions, including approval by both companies' stockholders and the expiration of applicable waiting periods under certain antitrust laws. TCI Ventures Group's investment in @Home was transferred to TCI Group in connection with the AT&T Merger.

         During the year ended December 31, 1998, pursuant to a stock repurchase program, 66,041 shares of TCI Group Series A Stock, 145,450 shares of TCI Ventures Group Series A Stock, 94,000 shares of TCI Ventures Group Series B Stock and 766,783 shares of Liberty Group Series A Stock were repurchased at an aggregate cost of $31 million.

         As security for borrowings under one of Liberty/Ventures Group's credit facilities, Liberty/Ventures Group has pledged a portion of its shares of Time Warner common stock with limited voting rights. At December 31, 1998 such pledged portion had an aggregate fair value of approximately $2.7 billion. As collateral for borrowings under another one of Liberty/Ventures Group's credit facilities the banks lend against certain assets designated by Liberty/Ventures Group (the "Designated Assets"). The carrying amount of the Designated Assets at December 31, 1998 was $617 million. Following the deconsolidation of Liberty/Ventures Group in connection with the AT&T Merger, Liberty/Ventures Group's assets and liabilities (exclusive of @Home, NDTC, and WTCI) will not be included in the Company's consolidated financial statements.

         On July 23, 1998, a merger in which TCG agreed to be acquired by AT&T, was consummated. As a result of such merger, the Company received in exchange for all of its interest in TCG, approximately 47 million shares of AT&T Common Stock. Such AT&T Common Stock was transferred from TCI Ventures Group to TCI Group in connection with the AT&T Merger. Following the AT&T Merger, TCI will treat its investment in AT&T Common Stock as an investment in its parent. Accordingly, the fair value of TCI's investment in AT&T Common Stock will be reflected as a reduction of TCI's equity, and any dividends received on such AT&T Common Stock will be recorded as an increase to TCI's additional paid-in capital. During 1998, TCI recognized dividends of $31 million on its investment in AT&T Common Stock.

         In connection with the Magness Settlement TCI paid $274 million during 1998 pursuant to certain call agreements. Additionally, on February 1, 1999, the Company began to terminate the transactions under the agreements with the Investment Bankers described above, and as of March 5, 1999, such transactions were terminated. In connection with the termination of such transactions the Company received an aggregate cash payment of $509 million. For additional information see note 17 to the accompanying consolidated financial statements of the Company.

         During the fourth quarter of 1997, TCI entered into a total return equity swap facility (the "Equity Swap Facility"). Pursuant to the Equity Swap Facility, TCI would have the right to direct the counterparty (the "Counterparty") to use the Equity Swap Facility to purchase Equity Swap Shares of TCI Group Series A Stock and TCI Ventures Group Series A Stock with an aggregate purchase price of up to $300 million. TCI would have the right, but not the obligation, to purchase Equity Swap Shares through the September 30, 2000 termination date of the Equity Swap Facility. During such period, TCI would settle periodically any increase or decrease in the market value of the Equity Swap Shares. If the market value of the Equity Swap Shares should exceed the Counterparty's cost, Equity Swap Shares with a fair value equal to the difference between the market value and cost would be segregated from the other Equity Swap Shares. If the market value of the Equity Swap Shares should be less than the Counterparty's cost, TCI, at its option, would settle such difference with shares of TCI Group Series A Stock or TCI Ventures Group Series A Stock or, subject to certain conditions, with cash or letters of credit. In addition, TCI would be required to periodically pay the Counterparty a fee equal to a LIBOR-based rate on the Counterparty's cost to acquire the Equity Swap Shares. Due to TCI's ability to issue shares to settle periodic price fluctuations and fees under the Equity Swap Facility, TCI records all amounts received or paid under this arrangement as increases or decreases, respectively, to equity. As of December 31, 1998, the Equity Swap Facility had acquired 4,935,780 shares of TCI Group Series A Stock and 1,171,800 shares of TCI Ventures Group Series A Stock at an aggregate cost that was approximately $135 million less than the fair value of such Equity Swap Shares at December 31, 1998. From February 10, 1999 to March 5, 1999, the Company terminated all transactions under the Equity Swap Facility and the related swap agreement. In connection with the termination of such transactions the Company received an aggregate cash payment of $170 million.

         The Company's programming and other business segments have investments in certain entities which will require significant additional capital in order to develop their respective businesses and assets, to fund future operating losses and to fund future growth. In certain cases, the Company has contractual commitments pursuant to which (subject to certain conditions) it may be required to make significant additional capital contributions to the entities in which it has investments. The majority of such investments are included in Liberty/Ventures Group. Following the deconsolidation of Liberty/Ventures Group in connection with the AT&T Merger, any capital contributions or fundings to such entities will be made using Liberty/Ventures Group's liquidity sources.

         Many of the Company's subsidiaries operate in industries, primarily the telecommunications industry and the internet services industry, which have experienced and are expected to continue to experience (i) rapid and significant changes in technology, (ii) ongoing improvements in the capacity and quality of such services, (iii) frequent and new product and service introductions, and
(iv) enhancements and changes in end-user requirements and preferences. The degree to which these changes will affect such entities and the ability of such entities to compete in their respective businesses cannot be predicted. If markets fail to develop, develop more slowly than expected, or become highly competitive, the Company's operating results and financial condition may be materially adversely affected.

         TCI is committed to purchase billing services from an unaffiliated third party pursuant to three successive five year agreements. Pursuant to such arrangement, TCI is obligated at December 31, 1998 to make minimum payments aggregating approximately $1.6 billion through 2012. Such minimum payments are subject to inflation and other adjustments pursuant to the terms of the underlying agreements.

         Prior to the AT&T Merger, transactions between TCI Group and Liberty/Ventures Group were eliminated in TCI's consolidated financial statements. Following the deconsolidation of Liberty/Ventures Group in connection with the AT&T Merger, Liberty/Ventures Group's results of operations (exclusive of the results of operations of @Home, NDTC and WTCI) will no longer be included in the consolidated operating income of TCI. In this regard, TCI has agreed to make fixed monthly payments to an entity attributed to Liberty/Ventures Group pursuant to an affiliation agreement. The fixed annual commitments increase annually from $220 million in 1998 to $315 million in 2003, and will increase with inflation through 2022. In addition, pursuant to certain agreements between TCI and an entity attributed to Liberty/Ventures Group, TCI is obligated at December 31, 1998 to make minimum revenue payments through 2017 and minimum license fee payments through 2007 aggregating approximately $405 million to such attributed entity. Such minimum payments are subject to inflation and other adjustments pursuant to the terms of the underlying agreements.

         The Company has guaranteed notes payable and other obligations of affiliated and other companies with outstanding balances of approximately $415 million at December 31, 1998, of which $391 million relates to amounts guaranteed by entities attributed to Liberty/Ventures Group. Following the deconsolidation of Liberty/Ventures Group in connection with the AT&T Merger, notes payable and other obligations guaranteed by entities attributed to Liberty/Ventures Group (exclusive of @Home, NDTC and WTCI) will no longer be included with those of TCI. As described in note 10 to the accompanying consolidated financial statements, the Company also has provided certain credit enhancements with respect to the 1998 Joint Ventures. The Company also has guaranteed the performance of certain affiliates and other parties with respect to such parties' contractual and other obligations. Although there can be no assurance, management of the Company believes that it will not be required to meet its obligations under such guarantees, or if it is required to meet any of such obligations, that they will not be material to the Company.

         Subsequent to December 31, 1998, a subsidiary of the Company agreed to enter into a contribution agreement (the "Contribution Agreement") with certain shareholders of Primestar pursuant to which the Company would, to the extent it is relieved of $166 million of contingent liabilities currently owed to certain creditors of Primestar and its subsidiaries, contribute up to $166 million to Primestar to the extent necessary to satisfy liabilities of Primestar. During the fourth quarter of 1998, the Company recorded a $90 million charge to provide for the estimated losses that are expected to result from the Contribution Agreement. The Company's obligation under the Contribution Agreement will expire in 2001.

         Liberty/Ventures Group is obligated to pay fees for the rights to exhibit certain films that are released by various producers through 2017 and has made certain financial commitments related to the acquisition of programming. Based on customer levels at December 31, 1998, these agreements require minimum payments aggregating approximately $808 million. Following the deconsolidation of Liberty/Ventures Group in connection with the AT&T Merger such rights fee obligations will no longer be included with TCI's financial commitments. However, TCI Group's guarantee of $320 million of such rights fee obligations of Liberty/Ventures Group will continue to be included with TCI's contingent obligations. The amount of the total obligation under these license agreements is not currently estimable because such amount is dependent upon the number of qualifying films released theatrically by certain motion picture studios as well as the domestic theatrical exhibition receipts upon the release of such qualifying films. Nevertheless, it is anticipated that the required payments under these obligations will be significant. In addition, an entity attributed to Liberty/Ventures Group has guaranteed the obligation of an affiliate to pay fees for the license to exhibit certain films through 2000. If such entity were to fail to fulfill its obligations under the guarantee, the beneficiaries have the right to demand an aggregate payment from such entity of approximately $26 million.

         TCI is a party to affiliation agreements with programming suppliers. Pursuant to certain of such agreements, TCI is committed to carry such suppliers' programming on its cable systems. Additionally, certain of such agreements provide for penalties and charges in the event the programming is not carried or not delivered to a contractually specific number of customers.

         Effective as of December 16, 1997, NDTC, on behalf of TCIC and other cable operators that may be designated from time to time by NDTC ("Approved Purchasers"), entered into an agreement (the "Digital Terminal Purchase Agreement") with General Instrument Corporation ("GI") to purchase advanced digital set-top devices. The hardware and software incorporated into these devices are designed and manufactured to be compatible and interoperable with the OpenCable(TM) architecture specifications adopted by CableLabs, the cable television industry's research and development consortium, in November 1997. NDTC has agreed that Approved Purchasers will purchase, in the aggregate, a minimum of 6.5 million set-top devices during calendar years 1998, 1999 and 2000 at an average price of $318 per set-top device. Through December 31, 1998, approximately 1.6 million set-top devices had been purchased pursuant to this commitment. GI agreed to provide NDTC and its Approved Purchasers the most favorable prices, terms and conditions made available by GI to any customer purchasing advanced digital set-top devices. In connection with NDTC's purchase commitment, GI agreed to grant warrants to purchase its common stock proportional to the number of devices ordered by each organization, which as of the effective date of the Digital Terminal Purchase Agreement, would have represented at least a 10% equity interest in GI (on a fully diluted basis). Such warrants vest as annual purchase commitments are met. On December 31, 1998, the Company vested in 4,928,000 warrants pursuant to such arrangements, which were recorded at their fair value of $64 million on such date. Vested warrants are accounted for as available-for-sale securities in the Company's consolidated financial statements. NDTC has the right to terminate the Digital Terminal Purchase Agreement if, among other reasons, GI fails to meet a material milestone designated in the Digital Terminal Purchase Agreement with respect to the development, testing and delivery of advanced digital set-top devices. In connection with the AT&T Merger, the above described warrants were transferred to Liberty/Ventures Group in exchange for approximately $176 million in cash. To the extent that such warrants do not vest because TCI fails to meet its purchase commitments, TCI is required to repay a proportional amount of such cash to Liberty/Ventures Group.

         The Company leases business offices, has entered into converter lease agreements, pole rental agreements, transponder lease agreements and uses certain equipment under lease arrangements. For additional information on the Company's future minimum lease payments under noncancellable operating losses, see note 20 to the accompanying consolidated financial statements of the Company.

         The Company's various partnerships and other affiliates accounted for by the equity method generally fund their acquisitions, required debt repayments and capital expenditures through borrowings under and refinancing of their own credit facilities (which are generally not guaranteed by the Company), through net cash provided by their own operating activities and in certain circumstances through required capital contributions from their partners.

         In order to achieve the desired balance between variable and fixed rate indebtedness, the Company may enter into interest rate exchange agreements ("Interest Rate Swaps") pursuant to which it (i) pays fixed interest rates (the "Fixed Rate Agreements") and receives variable interest rates and (ii) pays variable interest rates (the "Variable Rate Agreements") and receives fixed interest rates. During 1998, 1997 and 1996, the Company's net payments pursuant to the Fixed Rate Agreements were less than $1 million, $7 million and $14 million, respectively; and the Company's net receipts (payments) pursuant to the Variable Rate Agreements were $10 million, (less than $1 million) and $15 million, respectively. At December 31, 1998, all of the Company's Fixed Rate Agreements had expired. At December 31, 1998, the Company would be entitled to receive $63 million upon termination of the Variable Rate Agreements.

         In addition to the Variable Rate Agreements, the Company entered into fixed Interest Rate Swaps pursuant to which it pays a variable rate based on LIBOR (5.5% at December 31, 1998) and receives a variable rate based on Constant Maturity Treasury Index ("CMT") (4.9% at December 31, 1998) on a notional amount of $400 million through September 2000; and pays a variable rate based on LIBOR (5.4% at December 31, 1998) and receives a variable rate based on CMT (5.0% at December 31, 1998) on notional amounts of $95 million through February 2000. During the years ended December 31, 1998 and 1997, the Company's net payments (receipts) pursuant to such agreements were $2 million and (less than $1 million), respectively. At December 31, 1998, the Company would be required to pay an estimated $4 million to terminate such Interest Rate Swaps.

         The Company is exposed to credit losses for the periodic settlements of amounts due under the Interest Rate Swaps in the event of nonperformance by the other parties to the agreements. However, the Company does not anticipate that it will incur any material credit losses because it does not anticipate nonperformance by the counterparties. Further, as of December 31, 1998, the Company does not anticipate material near-term losses in future earnings, fair values or cash flows resulting from derivative financial instruments. See note 12 to the accompanying consolidated financial statements of the Company for additional information regarding Interest Rate Swaps.

         At December 31, 1998, after considering the net effect of the aforementioned Interest Rate Swaps, the Company had $8.0 billion (or 57%) of fixed rate debt and $6.1 billion (or 43%) of variable-rate debt. At December 31, 1998, Liberty/Ventures Group (inclusive of @Home, NDTC and WTCI) had $2.0 billion of variable rate debt and $700 million of fixed rate debt. Following the deconsolidation of Liberty/Ventures Group in connection with the AT&T Merger, Liberty/Ventures Group's debt (exclusive of @Home, NDTC and WTCI) will no longer be included in TCI's debt. TCI's interest rate exposure was primarily to changes in LIBOR rates. The aggregate hypothetical decrease in the fair value of TCI's fixed rate debt and interest rate swaps as of December 31, 1998 that would have resulted from a hypothetical adverse change of 10% in the related LIBOR rates is estimated to be $504 million. The aggregate hypothetical loss in earnings and cash flows on an annual basis on TCI's variable rate debt and interest rate swaps as of December 31, 1998 that would have resulted from a hypothetical adverse change of 10% in the related LIBOR rates, sustained for one year, is estimated to be $26 million.

         Approximately twenty-five percent of the cable television franchises held by TCI, involving approximately 4.6 million basic customers, expire within five years. In connection with a renewal of a franchise, the franchising authority may require the cable operator to comply with different and more stringent conditions than those originally imposed, subject to the provisions of the Cable Television Consumer Protection and Competition Act of 1992 and the Telecommunications Act of 1996 and other applicable federal, state and local law. Such provisions establish an orderly process for franchise renewal which protects cable operators against unfair denials of renewals when the operator's past performance and proposal for future performance meet established standards. TCI believes that its cable television systems generally have been operated in a manner which satisfies such standards and allows for the renewal of such franchises; however, there can be no assurance that the franchises for such systems will be successfully renewed as they expire.

         During 1998, TCI has continued to experience a competitive impact from medium power and high power direct broadcast satellite ("DBS") operators that use high frequencies to transmit signals that can be received by home satellite dishes ("HSDs") much smaller in size than traditional HSDs. DBS operators have the right to distribute substantially all of the significant cable television programming services currently carried by cable television systems. The DBS industry has grown rapidly over the last several years and now serves approximately 9 million subscribers nationwide. Recently announced mergers could strengthen the surviving DBS companies. TCI is unable to predict what effect such competition will have on TCI's financial position.

Item 8.       Financial Statements and Supplementary Data.

         The consolidated financial statements of Tele-Communications, Inc. are filed under this Item, beginning on Page II-38. The financial statement schedules required by Regulation S-X are filed under Item 14 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         In view of the AT&T Merger, described in detail under Item 1, Business
- General Development of Business, it has been determined that it will be more efficient and effective for the Company to have its independent auditing function performed by AT&T's external auditors, PricewaterhouseCoopers LLP. For that reason, the Company has notified KPMG LLP that the Company will no longer retain that firm as its independent auditor, effective upon the completion of the audits of the Company's financial statements for the fiscal year ended December 31, 1998 and for the two-month period ended February 28, 1999. The Company retained PricewaterhouseCoopers, LLP effective as of March 9, 1999 for the audit of the Company's financial statements for the period ending December 31, 1999. The Company maintains high regard for KPMG LLP and is grateful for the work it has performed over the years.

         During the Company's two most recent fiscal years ended December 31, 1998 and December 31, 1997, the reports of KPMG LLP on the Company's financial statements contained no adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

         During the Company's two most recent fiscal years ended December 31, 1998 and December 31, 1997, and interim periods thereafter:

         (1) No disagreements with KPMG LLP have occurred on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG LLP, would have caused it to make reference to the subject matter of the disagreement in connection with its reports on the Company's financial statements.

         (2) No reportable events involving KPMG LLP have occurred that must be disclosed under Item 304(a)(1)(v) of Regulation S-K.

         (3) The Company has not consulted with PricewaterhouseCoopers LLP on items that concerned the application of accounting principles to a specific transaction, either completed or proposed, or on the type of audit opinion that might be rendered on the Company's financial statements.

         The Company requested, and KPMG LLP has furnished, a letter addressed to the Securities and Exchange Commission (the "Commission") stating that KPMG LLP agrees with the statements set forth in the second paragraph above and in numbered paragraphs (1) and (2) above. A copy of the letter from KPMG LLP to the Commission is filed as Exhibit 16.1 to this Form 10-K.

                          INDEPENDENT AUDITORS' REPORT





The Board of Directors and Stockholders
Tele-Communications, Inc.:


We have audited the accompanying consolidated balance sheets of Tele-Communications, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations and comprehensive earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tele-Communications, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                          KPMG LLP



Denver, Colorado
March 9, 1999

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 1998 and 1997


                                                                                 1998                     1997
                                                                               ---------                --------
                                                                                      amounts in millions
Assets

Cash and cash equivalents                                                      $     419                   244

Restricted cash (note 5)                                                             185                    40

Trade and other receivables, net                                                     593                   529

Prepaid program rights                                                               146                   104

Committed program rights                                                             117                   115

Investments in affiliates, accounted for under the
  equity method, and related receivables (notes 6
  and 17)                                                                          4,765                 3,063

Investment in Time Warner, Inc. ("Time Warner") (note 7)                           7,118                 3,555

Investment in AT&T Corp. ("AT&T") (note 8)                                         3,556                    --

Investment in Sprint Corporation ("Sprint") (notes 2 and 9)                        2,446                    --

Property and equipment, at cost:
  Land                                                                                63                    96
  Distribution systems                                                            10,107                10,784
  Support equipment and buildings                                                  1,769                 1,558
                                                                               ---------             ---------
                                                                                  11,939                12,438
  Less accumulated depreciation                                                    4,786                 4,759
                                                                               ---------             ---------
                                                                                   7,153                 7,679
                                                                               ---------             ---------
Franchise costs                                                                   14,658                17,910
  Less accumulated amortization                                                    2,590                 2,763
                                                                               ---------             ---------
                                                                                  12,068                15,147
                                                                               ---------             ---------

Other assets, net of accumulated amortization (note 18)                            3,285                 2,001
                                                                               ---------             ---------

                                                                               $  41,851                32,477
                                                                               =========             =========


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                           December 31, 1998 and 1997


                                                                          1998            1997
                                                                        --------        --------
                                                                          amounts in millions
Liabilities and Stockholders' Equity

Accounts payable                                                        $    229             169

Accrued interest                                                             253             258

Accrued programming expense                                                  471             399

Other accrued expenses                                                     1,128             997

Deferred option premium (note 7)                                            --               306

Debt (note 12)                                                            14,052          15,250

Deferred income taxes (note 19)                                            9,749           6,104

Other liabilities                                                          1,819             664
                                                                        --------        --------
      Total liabilities                                                   27,701          24,147
                                                                        --------        --------
Minority interests in equity of consolidated subsidiaries                  1,460           1,664

Redeemable securities:
  Preferred stock (note 13)                                                  300             655
  Common stock (note 3)                                                       22               5

Company-obligated mandatorily redeemable preferred
  securities of subsidiary trusts ("Trust Preferred
  Securities") holding solely subordinated debt securities
  of TCI Communications, Inc. ("TCIC") (note 14)                           1,500           1,500

Stockholders' equity (note 15):
    Series Preferred Stock, $.01 par value                                  --              --
    Class B 6% Cumulative Redeemable Exchangeable Junior
      Preferred Stock, $.01 par value                                       --              --
    Common stock, $1 par value:
      Series A TCI Group. Authorized 1,750,000,000 shares;
        issued 610,748,188 shares in 1998 and 605,616,143
        shares in 1997                                                       611             606
      Series B TCI Group. Authorized 150,000,000 shares;
        issued 73,929,229 shares in 1998 and 78,203,044
        shares in 1997                                                        74              78
      Series A Liberty Media Group. Authorized 750,000,000
        shares; issued 367,890,546 shares in 1998 and
        344,962,521 shares in 1997                                           368             345
      Series B Liberty Media Group. Authorized 75,000,000
        shares; issued 35,198,156 shares in 1998 and
        35,180,385 shares in 1997                                             35              35
      Series A TCI Ventures Group. Authorized 750,000,000
        shares; issued 377,253,230 shares in 1998 and
        377,386,032 shares in 1997                                           377             377
      Series B TCI Ventures Group. Authorized 75,000,000
        shares; issued 45,750,534 shares in 1998 and
        32,532,800 shares in 1997                                             46              33
    Additional paid-in capital                                             5,987           5,063
    Accumulated other comprehensive earnings, net of taxes (notes
      1 and 16)                                                            3,749             772
    Retained earnings (accumulated deficit)                                1,124            (812)
                                                                        --------        --------
                                                                          12,371           6,497
    Treasury stock and common stock held by subsidiaries, at cost
      (note 15)                                                           (1,503)         (1,991)
                                                                        --------        --------
          Total stockholders' equity                                      10,868           4,506
                                                                        --------        --------
Commitments and contingencies (notes 2, 6, 10, 20 and 21)               $ 41,851          32,477
                                                                        ========        ========


See accompanying notes to consolidated financial statements.

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

        Consolidated Statements of Operations and Comprehensive Earnings

                  Years ended December 31, 1998, 1997 and 1996

                                                           1998          1997          1996
                                                         --------      --------      --------
                                                                 amounts in millions,
                                                               except per share amounts
Revenue:
   Communications and programming services               $  7,351         7,570         7,038
   Net sales from electronic retailing services              --            --             984
                                                         --------      --------      --------
                                                            7,351         7,570         8,022
                                                         --------      --------      --------
Operating costs and expenses:
   Operating                                                2,997         2,995         3,072
   Cost of sales from electronic retailing
     services                                                --            --             605
   Selling, general and administrative                      1,642         1,600         2,069
   Year 2000 costs (note 21)                                   11          --            --
   AT&T merger costs (note 2)                                  14          --            --
   Stock compensation                                         866           488           (13)
   Reserve for loss arising from contingent
     obligation (note 20)                                      90          --            --
   Cost of distribution agreements (note 18)                   50          --            --
   Impairment of assets                                         5            15          --
   Restructuring charges                                     --            --              41
   Depreciation                                             1,121         1,077         1,093
   Amortization                                               614           546           523
                                                         --------      --------      --------
                                                            7,410         6,721         7,390
                                                         --------      --------      --------
       Operating income (loss)                                (59)          849           632

Other income (expense):
   Interest expense                                        (1,061)       (1,160)       (1,096)
   Interest and dividend income                               122            88            64
   Share of losses of affiliates, net (note 6)             (1,384)         (930)         (450)
   Loss on early extinguishment of debt (note 12)             (60)          (39)          (71)
   Minority interests in earnings of consolidated
     subsidiaries, net (note 14)                              (88)         (154)          (56)
   Gains on issuance of equity interests by
     subsidiaries (notes 10 and 18)                            89            60          --
   Gains on issuance of stock by equity investees
     (notes 6, 8 and 18)                                      268           112            12
   Gains on disposition of assets, net (notes 6, 7
     8, 9 and 10)                                           5,760           401         1,593
   Other, net                                                 (49)          (22)          (65)
                                                         --------      --------      --------
                                                            3,597        (1,644)          (69)
                                                         --------      --------      --------
     Earnings (loss) before income taxes                    3,538          (795)          563

Income tax benefit (expense) (note 19)                     (1,595)          234          (271)
                                                         --------      --------      --------
     Net earnings (loss)                                    1,943          (561)          292

Dividend requirements on preferred stocks                     (24)          (42)          (35)
                                                         --------      --------      --------
     Net earnings (loss) attributable to common
       stockholders                                      $  1,919          (603)          257
                                                         ========      ========      ========


                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                  Years ended December 31, 1998, 1997 and 1996

                                                                              1998           1997           1996
                                                                            --------       --------       --------
                                                                                      amounts in millions,
                                                                                    except per share amounts
Net earnings (loss) attributable to common stockholders:
     TCI Group Series A and Series B common stock                           $   (240)          (537)          (799)
     Liberty Media Group Series A and Series B common stock                      156            125          1,056
     TCI Ventures Group Series A and Series B common stock
                                                                               2,003           (191)          --
                                                                            --------       --------       --------
                                                                            $  1,919           (603)           257
                                                                            ========       ========       ========
Basic earnings (loss) attributable to common stockholders
   per common share (note 4):
     TCI Group Series A and Series B common stock                           $   (.46)          (.85)         (1.20)
                                                                            ========       ========       ========
     Liberty Media Group Series A and Series B common stock                 $    .43            .34           2.82
                                                                            ========       ========       ========
     TCI Ventures Group Series A and Series B common stock                  $   4.75           (.47)          --
                                                                            ========       ========       ========
Diluted earnings (loss) attributable to common
   stockholders per common and potential common share
   (note 4): TCI Group Series A and Series B common stock                   $   (.49)          (.85)         (1.20)
                                                                            ========       ========       ========
     Liberty Media Group Series A and Series B common stock                 $    .39            .31           2.58
                                                                            ========       ========       ========
     TCI Ventures Group Series A and Series B common stock                  $   4.44           (.47)          --
                                                                            ========       ========       ========
Net earnings (loss)                                                         $  1,943           (561)           292
                                                                            --------       --------       --------
Other comprehensive earnings, net of taxes (note 16):
     Foreign currency translation adjustments                                      2            (22)            35
     Unrealized gains on securities:
        Unrealized holding gains arising during period                         2,977            753             41
        Less: reclassification adjustment for gains
           included in net earnings                                               (2)          --             (364)
                                                                            --------       --------       --------
Other comprehensive earnings                                                   2,977            731           (288)
                                                                            --------       --------       --------
Comprehensive earnings                                                      $  4,920            170              4
                                                                            ========       ========       ========


See accompanying notes to consolidated financial statements.

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                 Consolidated Statement of Stockholders' Equity

                  Years ended December 31, 1998, 1997 and 1996

                                                                  Common Stock
                                                     ----------------------------------------
                                           Class B        TCI Group       Liberty Media Group
                                          Preferred  -------------------  -------------------
                                            Stock    Series A   Series B  Series A   Series B
                                          ---------  --------   --------  --------   --------
                                                           amounts in millions

Balance at January 1, 1996                $    --         672         85       337         32
   Net earnings                                --        --         --        --         --
   Issuance of common stock for
     acquisition                               --          11       --           6       --
   Issuance of common stock upon
     conversion of notes                       --           2       --           2       --
   Issuance of common stock upon
     conversion of preferred stock             --           1       --        --         --
   Exchange of cost investment for
     TCI Group and Liberty Media
     Group common stock                        --          (6)      --          (3)      --
   Contribution of common stock to
     subsidiary                                --          16       --        --         --
   Spin-off of TCI Satellite
     Entertainment, Inc.                       --        --         --        --         --
   Accreted dividends on all classes
     of preferred stock                        --        --         --        --         --
   Accreted dividends on all classes
     of preferred stock not subject to
     mandatory redemption requirements         --        --         --        --         --
   Payment of preferred stock dividends        --        --         --        --         --
   Foreign currency translation
     adjustments, net of taxes (note 16)       --        --         --        --         --
   Unrealized gains on securities, net
     of taxes and reclassification
     adjustment (note 16)                      --        --         --        --         --
                                          ---------  --------   --------  --------   --------
Balance at December 31, 1996              $    --         696         85       342         32
                                          =========  ========   ========  ========   ========

                                                                                        Treasury
                                                                                        stock and
                                                        Accumulated                      common
                                                           other         Retained         stock
                                          Additional   comprehensive     earnings        held by          Total
                                           paid-in       earnings,     (accumulated    subsidiaries,   stockholders'
                                           capital     net of taxes      deficit)        at cost          equity
                                          ----------   -------------   ------------   -------------   -------------
                                                                    amounts in millions

                                               3,863           329             (543)          (314)           4,461
   Net earnings                                 --              --              292            --               292
   Issuance of common stock for
     acquisition                                 248            --              --              --              265
   Issuance of common stock upon
     conversion of notes                          (2)           --              --              --                2
   Issuance of common stock upon
     conversion of preferred stock                15            --              --              --               16
   Exchange of cost investment for
     TCI Group and Liberty Media
     Group common stock                         (121)           --              --              --             (130)
   Contribution of common stock to
     subsidiary                                  (16)           --              --              --              --
   Spin-off of TCI Satellite
     Entertainment, Inc.                        (405)           --              --              --             (405)
   Accreted dividends on all classes
     of preferred stock                          (35)           --              --              --              (35)
   Accreted dividends on all classes
     of preferred stock not subject to
     mandatory redemption requirements            10            --              --              --               10
   Payment of preferred stock dividends          (10)           --              --              --              (10)
   Foreign currency translation
     adjustments, net of taxes (note 16)        --                35            --              --               35
   Unrealized gains on securities, net
     of taxes and reclassification
     adjustment (note 16)                       --              (323)           --              --             (323)
                                          ----------   -------------   ------------   -------------   -------------
Balance at December 31, 1996                   3,547              41           (251)           (314)          4,178
                                          ==========   =============   ============   =============   =============


                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                  Years ended December 31, 1998, 1997 and 1996



                                                                                        Common Stock
                                                           ----------------------------------------------------------------------
                                                 Class B         TCI Group          Liberty Media Group      TCI Ventures Group
                                                Preferred  ----------------------  --------------------   -----------------------
                                                  Stock     Series A     Series B   Series A   Series B    Series A     Series B
                                                ---------  ----------   ---------   ---------  --------    --------     --------
                                                                                    amounts in millions

Balance at December 31, 1996                       $ --          696           85       342          32         --           --
    Net loss                                         --          --           --        --          --          --           --
    Issuance of TCI Ventures Group
      common stock in exchange for
      TCI Group common stock (note 1)                --         (189)         (16)      --          --          377           33
    Costs associated with TCI Ventures
      Exchange                                       --          --           --        --          --          --           --
    Exchange of common stock with an
      officer/director (note 17)                     --          --             7       --            3         --           --
    Issuance of common stock for
      acquisitions and investment                    --           63            2         2         --          --           --
    Issuance of Series A TCI Group
      common stock in exchange for Series
      B TCI Group common stock (the
      "Exchange") (note 17)                          --           31          --        --          --          --           --
    Recognition of fees related to the
      Exchange (note 17)                             --          --           --        --          --          --           --
    Repurchase of common stock                       --          --           --        --          --          --           --
    Cancellation of common stock                     --          --           --        --          --          --           --
    Reclassification to redeemable
      securities of redemption amount of
      common stock subject to put obligation         --          --           --        --          --          --           --
    Gain from issuance of equity by
      subsidiary and equity investee, net
      of taxes                                       --          --           --        --          --          --           --
    Issuance of common stock upon exercise
      of stock options                               --          --           --        --          --          --           --
    Issuance of restricted stock granted
      pursuant to stock incentive plan               --            1          --        --          --          --           --
    Issuance of common stock upon conversion
      of notes and preferred stock                   --            3          --          1         --          --           --
    Issuance of common stock to
      Tele-Communications, Inc. Employee
      Stock Purchase Plan                            --            1          --        --          --          --           --
    Accreted dividends on all classes of
      preferred stock                                --          --           --        --          --          --           --
    Accreted dividends on all classes of
      preferred stock not subject to mandatory
      redemption requirements                        --          --           --        --          --          --           --
    Payment of preferred stock dividends             --          --           --        --          --          --           --
    Foreign currency translation adjustments,
      net of taxes (note 16)                         --          --           --        --          --          --           --
    Unrealized gains on securities, net of
      taxes and reclassification adjustment
      (note 16)                                      --          --           --        --          --          --           --
                                                   -----   ---------    ---------  --------   ---------   ----------   ---------
Balance at December 31, 1997                       $ --          606           78       345          35          377          33
                                                   =====   =========    =========  ========   =========   ==========   =========

                                                                                                   Treasury
                                                                                                   stock and
                                                                 Accumulated                        common
                                                                    other         Retained        stock held
                                                  Additional    comprehensive     earnings            by             Total
                                                   paid-in        earnings,     (accumulated     subsidiaries,   stockholders'
                                                   capital      net of taxes      deficit)          at cost          equity
                                                  ----------    -------------   ------------     -------------   --------------
                                                                            amounts in millions
Balance at December 31, 1996                          3,547             41             (251)         (314)            4,178
    Net loss
    Issuance of TCI Ventures Group                      --             --              (561)          --               (561)
      common stock in exchange for
      TCI Group common stock (note 1)
    Costs associated with TCI Ventures                 (205)           --                --           --                --
      Exchange
    Exchange of common stock with an                     (7)           --                --           --                 (7)
      officer/director (note 17)
    Issuance of common stock for                        160            --                --          (170)              --
      acquisitions and investment
    Issuance of Series A TCI Group                    1,058            --                --          (484)              641
      common stock in exchange for Series
      B TCI Group common stock (the
      "Exchange") (note 17)                             481            --                --          (512)              --
    Recognition of fees related to the
      Exchange (note 17)                                (11)           --                --           --                (11)
    Repurchase of common stock                          --             --                --           --               (529)
    Cancellation of common stock                        (18)           --                --          (529)              --
    Reclassification to redeemable
      securities of redemption amount of
      common stock subject to put obligation             (4)           --                --           18                 (4)
    Gain from issuance of equity by
      subsidiary and equity investee, net
      of taxes                                           86            --                --           --                 86
    Issuance of common stock upon exercise
      of stock options                                    4            --                --           --                  4
    Issuance of restricted stock granted
      pursuant to stock incentive plan                    3            --                --           --                  4
    Issuance of common stock upon conversion
      of notes and preferred stock                        3            --                --           --                  7
    Issuance of common stock to
      Tele-Communications, Inc. Employee
      Stock Purchase Plan                                 8            --                --           --                  9
    Accreted dividends on all classes of
      preferred stock                                   (42)           --                --           --                (42)
    Accreted dividends on all classes of
      preferred stock not subject to mandatory
      redemption requirements                            10            --                --           --                 10
    Payment of preferred stock dividends                (10)           --                --           --                (10)
    Foreign currency translation adjustments,
      net of taxes (note 16)                            --            (22)               --           --                (22)
    Unrealized gains on securities, net of
      taxes and reclassification adjustment
      (note 16)                                         --             753               --           --                753
                                                 ----------    -----------      ------------     ---------       ----------
Balance at December 31, 1997                          5,063            772              (812)       (1,991)           4,506
                                                 ==========    ===========      ============     =========       ==========

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                  Years ended December 31, 1998, 1997 and 1996

                                                                                           Common Stock
                                                               -------------------------------------------------------------------
                                                    Class B         TCI Group          Liberty Media Group     TCI Ventures Group
                                                   Preferred   ---------------------  --------------------   ---------------------
                                                     Stock     Series A     Series B   Series A   Series B   Series A     Series B
                                                   ---------   --------     --------   --------   --------   --------     --------
                                                                                    amounts in millions

Balance at December 31, 1997                        $   --          606           78       345         35        377           33
    Net earnings                                        --          --           --        --         --         --          --
    Exchange of common stock in connection with
      the Magness Settlement (note 17)                  --          --            11       --         --         --           13
    Issuance of common stock in connection with
      settlement of litigation                          --            1            1       --         --         --          --
    Reclassification to redeemable securities
      of redemption amount of common stock
      subject to put obligation                         --          --           --        --         --         --          --
    Premium received in connection with put
      obligation                                        --          --           --        --         --         --          --
    Issuance of common stock for acquisitions
      (note 10)                                         --            1          --          7        --          13         --
    Repurchase of common stock to be held in
      treasury (note 15)                                --          --           --        --         --         --          --
    Repurchase and retirement of common stock
      (note 15)                                         --          --           --        --         --         --          --
    Retirement of common stock held in treasury         --          (12)         (16)      --         --         (13)        --
    Gain from issuance of equity by subsidiary
      and equity investee, net of taxes (note 6)        --          --           --        --         --         --          --
    Issuance of common stock upon conversion of
      notes and preferred stock (notes 12 and
      13)                                               --           15          --          6        --         --          --
    Payments for call agreements (note 17)              --          --           --        --         --         --          --
    Issuance of common stock upon exercise of
      Malone Right (note 17)                            --          --           --        --         --         --          --
    Issuance of common stock to acquire
      minority interest of subsidiary                   --          --           --         10        --         --          --
    Issuance of common stock upon exercise of
      stock options                                     --          --           --        --         --         --          --
    Recognition of fees related to the Equity
      Swap Facility and the Exchange (notes 15
      and 17)                                           --          --           --        --         --         --          --
    Reimbursement of fees related to Exchange
      (note 17)                                         --          --           --        --         --         --          --
    Recognition of stock compensation related
      to restricted stock awards                        --          --           --        --         --         --          --
    Accreted dividends on all classes of
      preferred stock                                   --          --           --        --         --         --          --
    Accreted dividends on all classes of
      preferred stock not subject to mandatory
      redemption requirements                           --          --           --        --         --         --          --
    Payment of preferred stock dividends                --          --           --        --         --         --          --
    Foreign currency translation adjustments,
      net of taxes (note 16)                            --          --           --        --         --         --          --
    Unrealized gains on securities, net of
      taxes and reclassification adjustment
      (note 16)                                         --          --           --        --         --         --          --
                                                    -------     -------      -------    ------     ------   --------   ---------
Balance at December 31, 1998                        $   --          611           74       368         35        377          46
                                                    =======     =======      =======    ======     ======   ========   =========

                                                                                                       Treasury
                                                                                                       stock and
                                                                      Accumulated                       common
                                                                         other         Retained       stock held
                                                       Additional    comprehensive     earnings           by            Total
                                                        paid-in        earnings,     (accumulated    subsidiaries,  stockholders'
                                                        capital      net of taxes      deficit)         at cost        equity
                                                       ----------    ------------    ------------    -------------  -------------
                                                                                  amounts in millions
Balance at December 31, 1997                              5,063            772              (812)       (1,991)           4,506

    Net earnings                                            --             --              1,943           --             1,943
    Exchange of common stock in connection with
      the Magness Settlement (note 17)                      509            --                --           (533)             --
    Issuance of common stock in connection with
      settlement of litigation                               48            --                --             (3)              47
    Reclassification to redeemable securities
      of redemption amount of common stock
      subject to put obligation                             (17)           --                --            --               (17)
    Premium received in connection with put
      obligation                                              3            --                --            --                 3
    Issuance of common stock for acquisitions
      (note 10)                                             353            --                --            --               374
    Repurchase of common stock to be held in
      treasury (note 15)                                    --             --                --            (20)             (20)
    Repurchase and retirement of common stock
      (note 15)                                             (11)           --                --            --               (11)
    Retirement of common stock held in treasury            (760)           --                --            801              --
    Gain from issuance of equity by subsidiary
      and equity investee, net of taxes (note 6)             70            --                --            --                70
    Issuance of common stock upon conversion of
      notes and preferred stock (notes 12 and
      13)                                                   331            --                --            --               352
    Payments for call agreements (note 17)                 (274)           --                --            --              (274)
    Issuance of common stock upon exercise of
      Malone Right (note 17)                                273            --                --            243              516
    Issuance of common stock to acquire
      minority interest of subsidiary                       416            --                --            --               426
    Issuance of common stock upon exercise of
      stock options                                          10            --                --            --                10
    Recognition of fees related to the Equity
      Swap Facility and the Exchange (notes 15
      and 17)                                               (31)           --                --            --               (31)
    Reimbursement of fees related to Exchange
      (note 17)                                              11            --                --            --                11
    Recognition of stock compensation related
      to restricted stock awards                             11            --                --            --                11
    Accreted dividends on all classes of
      preferred stock                                       (13)           --               (12)           --               (25)
    Accreted dividends on all classes of
      preferred stock not subject to mandatory
      redemption requirements                                 5            --                 5            --                10
    Payment of preferred stock dividends                    (10)           --                --            --               (10)
    Foreign currency translation adjustments,
      net of taxes (note 16)                                --              2                --            --                 2
    Unrealized gains on securities, net of
      taxes and reclassification adjustment
      (note 16)                                             --          2,975                --            --             2,975
                                                     ----------    ----------       ------------     ---------      -----------
Balance at December 31, 1998                              5,987         3,749              1,124        (1,503)          10,868
                                                     ==========    ==========       ============     =========      ===========



See accompanying notes to consolidated financial statements.

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                  Years ended December 31, 1998, 1997 and 1996

                                                                    1998           1997           1996
                                                                  --------       --------       --------
                                                                           amounts in millions
                                                                               (see note 5)
Cash flows from operating activities:
   Net earnings (loss)                                            $  1,943           (561)           292
   Adjustments to reconcile net earnings (loss) to net
      cash provided by operating activities:
        Depreciation and amortization                                1,735          1,623          1,616
        Stock compensation                                             866            488            (13)
        Payments of obligation relating to stock
          compensation                                                (187)          (132)            (3)
        Share of losses of affiliates, net                           1,384            930            450
        Loss on early extinguishment of debt                            60             39             71
        Minority interests in earnings of consolidated
          subsidiaries, net                                             88            154             56
        Restructuring charges                                         --             --               41
        Payments of restructuring charges                               (9)           (24)            (8)
        Reserve for loss arising from contingent obligation             90           --             --
        Gains on issuance of equity interests by subsidiaries          (89)           (60)          --
        Gains on issuance of stock by equity investees                (268)          (112)           (12)
        Gains on disposition of assets, net                         (5,760)          (401)        (1,593)
        Deferred income tax expense (benefit)                        1,461           (275)           233
        Cost of distribution agreements                                 50           --             --
        Other noncash charges                                           10             25             11
        Changes in operating assets and liabilities,
          net of the effect of acquisitions:
             Change in receivables                                    (183)           (53)          (115)
             Change in inventories                                    --             --               (8)
             Change in prepaids                                        (44)           (77)           (23)
             Change in other accruals and payables                      76            146            283
                                                                  --------       --------       --------
              Net cash provided by operating activities              1,223          1,710          1,278
                                                                  --------       --------       --------
Cash flows from investing activities:
   Cash paid for acquisitions                                         (459)          (323)          (664)
   Capital expended for property and equipment                      (1,917)          (709)        (2,055)
   Investments in and loans to affiliates                           (1,503)          (636)          (778)
   Collections of loans to affiliates                                2,497            133            647
   Proceeds from disposition of assets                                 889            541            341
   Change in restricted cash                                          (145)            (1)           (39)
   Cash received in exchanges                                           45             18             66
   Other investing activities                                          (44)          (179)           (26)
                                                                  --------       --------       --------
              Net cash used in investing activities                   (637)        (1,156)        (2,508)
                                                                  --------       --------       --------
Cash flows from financing activities:
   Borrowings of debt                                                5,553          2,513          8,163
   Repayments of debt                                               (5,978)        (3,036)        (7,969)
   Prepayment penalties                                                (52)           (33)           (60)
   Repurchase of common stock to be held in treasury                   (20)          (529)          --
   Repurchase and retirement of common stock                           (11)          --             --
   Repurchase of subsidiary common stock                               (24)           (42)          --
   Payment of preferred stock dividends                                (27)           (42)           (35)
   Payment of dividends on subsidiary preferred stock
      and Trust Preferred Securities                                  (189)          (179)           (95)
   Payments for call agreements                                       (274)          --             --
   Proceeds from issuance of common stock                              516              5           --
   Proceeds from issuance of subsidiary common stock
     and preferred stock                                                94            148            223
   Proceeds from issuance of Trust Preferred Securities               --              490            971
   Contributions by minority stockholders of subsidiaries             --                6            319
   Other financing activities                                            1            (16)          --
                                                                  --------       --------       --------
         Net cash provided (used) by financing activities             (411)          (715)         1,517
                                                                  --------       --------       --------
         Net increase (decrease) in cash and cash equivalents          175           (161)           287
         Cash and cash equivalents at beginning of year                244            405            118
                                                                  --------       --------       --------
         Cash and cash equivalents  at end of year                $    419            244            405
                                                                  ========       ========       ========


See accompanying notes to consolidated financial statements.

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996

(1)      Basis of Presentation

         Nature of Business

         Tele-Communications, Inc. ("TCI" or the "Company"), through its subsidiaries and affiliates, is principally engaged in the construction, acquisition, ownership, and operation of domestic cable television systems and the provision of satellite-delivered video entertainment, information and home shopping programming services to various video distribution media, principally cable television systems. The Company also has investments in cable and telecommunications operations and television programming in certain international markets as well as investments in companies and joint ventures involved in developing and providing programming for new television and telecommunications technologies.

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

         Targeted Stock

         The Company's assets and operations were previously included in three separate groups, each of which was tracked separately by public equity securities. These groups were known as the "Liberty Media Group", the "TCI Ventures Group" and the "TCI Group".

         The Liberty Media Group was intended to reflect the separate performance of TCI's assets which produce and distribute programming services.

         The TCI Ventures Group was intended to reflect the separate performance of TCI's principal international assets and businesses and substantially all of TCI's non-cable and non-programming assets.

         The TCI Group was intended to reflect the separate performance of TCI and its subsidiaries and assets not attributed to Liberty Media Group or TCI Ventures Group. Such subsidiaries and assets are comprised primarily of TCI's domestic cable and communications business.

                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         The TCI Group was tracked separately through the Tele-Communications, Inc. Series A TCI Group Common Stock (the "TCI Group Series A Stock") and Series B TCI Group Common Stock (the "TCI Group Series B Stock," and together with the TCI Group Series A Stock, the "TCI Group Stock"). The Liberty Media Group was tracked through the Tele-Communications, Inc. Series A Liberty Media Group Common Stock ("Liberty Group Series A Stock") and Series B Liberty Media Group Common Stock ("Liberty Group Series B Stock" and together with the Liberty Group Series A Stock, the "Liberty Group Stock"). The TCI Ventures Group was tracked separately through the Tele-Communications, Inc. Series A TCI Ventures Group Common Stock ("TCI Ventures Group Series A Stock") and Series B TCI Ventures Group Common Stock ("TCI Ventures Group Series B Stock" and together with the TCI Ventures Group Series A Stock, the "TCI Ventures Group Stock").

         On August 5, 1995, the shareholders of TCI authorized the Board of Directors of TCI (the "Board") to issue the Liberty Group Stock. Additionally, the shareholders of TCI approved the redesignation of the previously authorized Class A and Class B common stock into TCI Group Series A Stock and TCI Group Series B Stock, respectively. On August 10, 1995, TCI distributed, in the form of a dividend, 2.25 shares of Liberty Group Stock for each four shares of TCI Group Stock owned (the "Liberty Distribution").

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

         Each of the separate series of Tele-Communications, Inc. common stock was converted to a series of common stock of AT&T Corporation ("AT&T") upon the March 9, 1999 merger of the Company into AT&T. See note 2.

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

                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         Notwithstanding the attribution of assets and liabilities, equity and items of income and expense among TCI Group, Liberty Media Group and TCI Ventures Group, each such Group in the capital structure of TCI, which encompassed the TCI Group Stock, Liberty Group Stock and TCI Ventures Group Stock, did not affect the ownership or the respective legal title to such assets or responsibility for liabilities of TCI or any of its subsidiaries. TCI and its subsidiaries each were responsible for their respective liabilities. Holders of TCI Group Stock, Liberty Group Stock and TCI Ventures Group Stock were common stockholders of TCI and were subject to risks associated with an investment in TCI and all of its businesses, assets and liabilities.

         Accounting Standards

         Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). The Company has reclassified its prior period consolidated balance sheet and consolidated statements of operations and comprehensive earnings to conform to the requirements of SFAS 130. SFAS 130 requires that all items which are components of comprehensive earnings or losses be reported in a financial statement in the period in which they are recognized. The Company has included cumulative foreign currency translation adjustments and unrealized holding gains and losses on available-for-sale securities in other comprehensive earnings that are recorded directly in stockholders' equity. Pursuant to SFAS 130, these items are reflected, net of related tax effects, as components of comprehensive earnings in the Company's consolidated statements of operations and comprehensive earnings, and are included in accumulated other comprehensive earnings in the Company's consolidated balance sheets and statements of stockholders' equity.

         During 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, ("SFAS 133"), which is effective for all fiscal years beginning after June 15, 1999. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities by requiring that all derivative instruments be reported as assets or liabilities and measured at their fair values. Under SFAS 133, changes in the fair values of derivative instruments are recognized immediately in earnings unless those instruments qualify as hedges of the (1) fair values of existing assets, liabilities, or firm commitments, (2) variability of cash flows of forecasted transactions, or (3) foreign currency exposures of net investments in foreign operations. Although management of the Company has not completed its assessment of the impact of SFAS 133 on its consolidated results of operations and financial position, management currently estimates that the impact of SFAS 133 will not be material.

                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(2)      Merger with AT&T

         On March 9, 1999, AT&T acquired TCI in a merger (the "AT&T Merger") in which Italy Merger Corp., a wholly-owned subsidiary of AT&T, merged with and into TCI, and TCI thereby became a wholly-owned subsidiary of AT&T. As a result of the AT&T Merger, (i) each share of TCI Group Series A Stock was converted into 0.7757 of a share of common stock, par value $1.00 per share, of AT&T ("AT&T Common Stock"), (ii) each share of TCI Group Series B Stock was converted into 0.8533 of a share of AT&T Common Stock, (iii) each share of Liberty Group Series A Stock was converted into one share of a newly created class of AT&T common stock designated as the Class A Liberty Media Group Common Stock, par value $1.00 per share (the "AT&T Liberty Class A Tracking Stock"), (iv) each share of Liberty Group Series B Stock was converted into one share of a newly created class of AT&T common stock designated as the Class B Liberty Media Group Common Stock, par value $1.00 per share (the "AT&T Liberty Class B Tracking Stock" and together with the AT&T Liberty Class A Tracking Stock, the "AT&T Liberty Tracking Stock"), (v) each share of TCI Ventures Group Series A Stock was converted into 0.52 of a share of AT&T Liberty Class A Tracking Stock, (vi) each share of TCI Ventures Group Series B Stock was converted into 0.52 of a share of AT&T Liberty Class B Tracking Stock, (vii) each share of TCI's Convertible Preferred Stock, Series C-TCI Group (the "Series C-TCI Group Preferred Stock") was converted into 103.059502 shares of AT&T Common Stock, (viii) each share of TCI's Convertible Preferred Stock Series C-Liberty Media Group (the "Series C-Liberty Media Group Preferred Stock") was converted into 56.25 shares of AT&T Liberty Class A Tracking Stock, (ix) each share of TCI's Redeemable Convertible TCI Group Preferred Stock, Series G ("Series G Preferred Stock") was converted into 0.923083 shares of AT&T Common Stock and (x) each share of TCI's Redeemable Convertible Liberty Media Group Preferred Stock, Series H ("Series H Preferred Stock") was converted into 0.590625 of a share of AT&T Liberty Class A Tracking Stock. Following the AT&T Merger, each share of TCI's Class B 6% Cumulative Redeemable Exchangeable Junior Preferred Stock ("Class B Preferred Stock") continues to be outstanding as the Class B Preferred Stock of TCI with the same rights and preferences such stock had prior to the AT&T Merger. In general, the holders of shares of AT&T Liberty Class A Tracking Stock and the holders of shares of AT&T Liberty Class B Tracking Stock will vote together as a single class with the holders of shares of AT&T Common Stock on all matters presented to such stockholders, with the holders being entitled to one-tenth (1/10th) of a vote for each share of AT&T Liberty Class A Tracking Stock held, 1 vote per share of AT&T Liberty Class B Tracking Stock held and 1 vote per share of AT&T Common Stock held.

                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         The shares of AT&T Liberty Tracking Stock issued in the AT&T Merger are intended to reflect the separate performance of the businesses and assets attributed to "Liberty/Ventures Group," which following the AT&T Merger, is comprised of the businesses and assets attributed to Liberty Media Group and TCI Ventures Group at the time of the AT&T Merger. Pursuant to, and subject to the terms and conditions set forth in, the Agreement and Plan of Restructuring and Merger, dated as of June 23, 1998 (the "Merger Agreement"), immediately prior to the AT&T Merger, certain assets previously attributed to TCI Ventures Group (including, among others, the shares of AT&T Common Stock received in the merger of AT&T and Teleport Communications Group, Inc. ("TCG"), the stock of At Home Corporation ("@Home") attributed to TCI Ventures Group, the assets and business of the National Digital Television Center, Inc. ("NDTC") and TCI Ventures Group's equity interest in Western Tele-Communications, Inc.) were transferred to TCI Group in exchange for approximately $5.5 billion in cash. Also, upon consummation of the AT&T Merger, through a new tax sharing agreement between Liberty/Ventures Group and AT&T, Liberty/Ventures Group became entitled to the benefit of approximately $2.0 billion of net operating loss carryforwards attributable to all entities included in TCI's consolidated federal income tax return as of the date of the AT&T Merger. Such net operating loss carryforwards are subject to adjustment by the Internal Revenue Service and are subject to limitations on usage which may affect the ultimate amount utilized. See note 19 to the accompanying consolidated financial statements of the Company. Additionally, certain warrants previously attributed to TCI Group were transferred to Liberty/Ventures Group in exchange for approximately $176 million in cash. Certain agreements entered into at the time of the AT&T Merger provide, among other things, for preferred vendor status to Liberty/Ventures Group for digital basic distribution on AT&T's systems of new programming services created by Liberty/Ventures Group and for a renewal of existing affiliation agreements. The transfer of other immaterial assets was also effected.

         Pursuant to amended corporate governance documents for the entities included in Liberty/Ventures Group and certain agreements among AT&T and TCI, the business of Liberty/Ventures Group will continue to be managed by certain persons who were members of TCI's management prior to the AT&T Merger. AT&T will initially designate one third of the directors of such entities and its rights as the sole shareholder of the common stock of such entities following the AT&T Merger will, in accordance with Delaware law, be limited to actions which will require shareholder approval. Therefore, management has concluded that TCI does not have a controlling financial interest (as that term is used in Statement of Financial Accounting Standards No. 94) in the entities comprising the Liberty/Ventures Group following the AT&T Merger, and will account for its investment in such entities under the equity method.

                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         Pursuant to a proposed final judgment (the "Final Judgment") agreed to by TCI, AT&T and the United States Department of Justice (the "DOJ") on December 30, 1998, Liberty/Ventures Group prior to the AT&T Merger transferred all of the equity securities of Sprint Corporation ("Sprint") beneficially owned by the Liberty/Ventures Group (the "Sprint Securities") to a trust with an independent trustee (the "Trustee"), pursuant to a trust agreement approved by the DOJ (the "Trust Agreement"). The Final Judgment, if entered by the United States District Court for the District of Columbia, would require the Trustee, on or before May 23, 2002, to dispose of a portion of the Sprint Securities held by the trust and beneficially owned by Liberty/Ventures Group sufficient to cause Liberty/Ventures Group to own beneficially no more than 10% of the outstanding Series 1 PCS Stock of Sprint on a fully diluted basis (assuming the issuance of all shares of Series 1 PCS Stock of Sprint ultimately issuable in respect of the applicable securities of Sprint upon the exercise, conversion or other issuance thereof in accordance with the terms of such securities) on such date. On or before May 23, 2004, the Trustee must divest the remainder of the Sprint Securities beneficially owned by Liberty/Ventures Group.

         The Trust Agreement grants the Trustee the sole right to sell the Sprint Securities and provides that all decisions regarding such divestiture will be made by the Trustee without discussion or consultation with AT&T or the entities in the Liberty/Ventures Group; however, the Final Judgment would provide that the Trustee shall consult with the board of directors of the Liberty/Ventures Group entity that owns the Sprint Securities regarding such divestiture (other than certain directors appointed by AT&T following the AT&T Merger and any director, officer or shareholder that owns more than 0.10% of the outstanding AT&T Common Stock). The Trustee has the power and authority to accomplish such divestiture only in a manner reasonably calculated to maximize the value of the Sprint Securities beneficially owned by Liberty/Ventures Group.

         The Final Judgment would provide that the Trustee vote the Sprint Securities beneficially owned by Liberty/Ventures Group in the same proportion as other holders of Sprint's PCS Stock so long as such securities are held by the trust. The Final Judgment also would prohibit the acquisition by Liberty/Ventures Group of additional Sprint Securities (other than in connection with the exercise or conversion, as applicable, of certain Sprint Securities) without the prior written consent of the DOJ.

                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         Immediately prior to the AT&T Merger, TCI restructured its ownership of certain of its subsidiaries. This restructuring included merging TCI's cable subsidiary, TCIC, into TCI. As a result of TCIC's merger with TCI, all assets and liabilities of TCIC have been assumed by TCI, including TCIC's public debt. In connection with TCIC's merger with TCI, each share of TCIC's Cumulative Exchangeable Preferred Stock, Series A was converted into 2.119 shares of TCI Group Series A Stock, and such shares of TCI Group Series A Stock were subsequently converted into AT&T Common Stock in connection with the AT&T Merger. All other public securities issued by subsidiaries of TCIC (other than TCI Pacific Communications, Inc. ("Pacific")) otherwise remained unaffected. Furthermore, as part of the restructuring, (i) certain asset transfers were made between TCI and its subsidiaries, (ii) 123,896 shares of the Company's Convertible Redeemable Participating Preferred Stock, Series F ("Series F Preferred Stock") which were held by subsidiaries of TCI, were converted into 185,428,946 shares of TCI Group Series A Stock (which in turn were converted into 143,837,233 shares of AT&T Common Stock in the AT&T Merger and continue to be held by subsidiaries of TCI), (iii) the remaining 154,411 shares of Series F Preferred Stock which were formerly held by subsidiaries of TCI were distributed to TCI through a series of liquidations and canceled, and
         (iv) 125,728,816 shares of TCI Group Series A Stock, 9,154,134 shares of TCI Group Series B Stock, 6,654,367 shares of Liberty Group Series A Stock, 3,417,187 shares of Liberty Group Series B Stock, and 67,536 shares of Class B 6% Cumulative Redeemable Exchangeable Junior Preferred Stock ("Class B Preferred Stock"), each formerly held by subsidiaries of TCI, were distributed to TCI through a series of liquidations and canceled.

         After the AT&T Merger, under the terms of the 5% Class A Senior Cumulative Exchangeable Preferred Stock of Pacific (the "Exchangeable Preferred Stock"), each share of that preferred stock is exchangeable, from and after August 1, 2001, for approximately 4.225 shares of AT&T Common Stock, subject to certain anti-dilution adjustments. Additionally, after the AT&T Merger, Pacific may elect to make any dividend, redemption or liquidation payment on the Exchangeable Preferred Stock in cash, by delivery of shares of AT&T Common Stock or by a combination of the foregoing forms of consideration.

(3)      Summary of Significant Accounting Policies

         Cash Equivalents

         Cash equivalents consist of investments which are readily convertible into cash and have maturities of three months or less at the time of acquisition.

         Receivables

         Receivables are reflected net of an allowance for doubtful accounts. Such allowance at December 31, 1998 and 1997 was not significant.

         Program Rights

         Prepaid program rights are amortized on a film-by-film basis over the specific number of exhibitions. Committed program rights and program rights payable are recorded at the estimated costs of the programs when the film is available for airing less prepayments. Such amounts are amortized on a film-by-film basis over the anticipated number of exhibitions.

                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         Investments

         Marketable equity securities held by the Company are classified as available-for-sale and are reported at fair value. Unrealized holding gains and losses on securities classified as available-for-sale are carried net of taxes as a component of accumulated other comprehensive earnings in stockholders' equity. Realized gains and losses are determined on a specific-identification basis.

         Other investments in which the ownership interest is less than 20% and are not considered marketable securities are generally carried at the lower of cost or net realizable value. For those investments in affiliates in which the Company's voting interest is 20% to 50%, the equity method of accounting is generally used. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company's share of the net earnings or losses of the affiliates as they occur rather than as dividends or other distributions are received. The Company's share of losses are generally limited to the extent of the Company's investment in, advances to and commitments for the investee. The Company's share of net earnings or losses of affiliates includes the amortization of the difference between the Company's investment and its share of the net assets of the investee. Recognition of gains on sales of properties to affiliates accounted for under the equity method is deferred in proportion to the Company's ownership interest in such affiliates.

         Changes in the Company's proportionate share of the underlying equity of a subsidiary or equity method investee, which result from the issuance of additional equity securities by such subsidiary or equity investee, generally are recognized as gains or losses in the Company's consolidated statements of operations and comprehensive earnings.

         Property and Equipment

         Property and equipment is stated at cost, including acquisition costs allocated to tangible assets acquired. Construction costs, labor and applicable overhead related to installations and interest during construction are capitalized. During 1998, 1997 and 1996, interest capitalized was not significant.

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

                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         From time to time, the Company uses certain derivative financial instruments to manage its foreign currency risks. Because the Company generally views its foreign operating subsidiaries and affiliates as long-term investments, the Company generally does not attempt to hedge existing investments in its foreign affiliates and subsidiaries. However, the Company may enter into forward contracts to reduce its exposure to short-term (generally no more than one year) movements in the exchange rates applicable to firm funding commitments that are denominated in currencies other than the U.S. dollar. When high correlation of changes in the market value of the forward contract and changes in the fair value of the firm commitment is probable, the forward contract is accounted for as a hedge. Changes in the market value of a forward contract that qualifies as a hedge and any gains or losses on early termination of such a forward contract are deferred and included in the measurement of the item (generally an investment in, or an advance to, a foreign affiliate) that results from the funding of such commitment. Market value changes in derivative financial instruments that do not qualify as hedges are recognized currently in the consolidated statements of operations and comprehensive earnings. To date, the Company's use of forward contracts, as described above, has not had a material impact on the Company's financial position or results of operations.

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

         Included in minority interests in equity of consolidated subsidiaries is $925 million and $927 million in 1998 and 1997, respectively, of preferred stocks (and accumulated dividends thereon) of certain subsidiaries. Dividend requirements on such subsidiary preferred stocks are reflected as minority interests in the accompanying consolidated statements of operations and comprehensive earnings.

         Foreign Currency Translation

         All balance sheet accounts of foreign investments are translated at the current exchange rate as of the end of the accounting period. Statement of operations items are translated at average currency exchange rates. The resulting translation adjustment is recorded as a separate component of accumulated other comprehensive earnings in stockholders' equity.

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

                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         Revenue Recognition

         Cable revenue for customer fees, equipment rental, advertising, pay-per-view programming and revenue sharing agreements is recognized in the period that services are delivered. Installation revenue is recognized in the period the installation services are provided to the extent of direct selling costs. Any remaining amount is deferred and recognized over the estimated average period that customers are expected to remain connected to the cable distribution system.

         Stock Based Compensation

         Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123") establishes financial accounting and reporting standards for stock-based employee compensation plans as well as transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. As allowed by SFAS 123, the Company continues to account for stock-based compensation pursuant to Accounting Principles Board Opinion No. 25 ("APB Opinion No. 25"). The Company has included the disclosures required by SFAS 123 in note 15.

         Operating Segments

         The Company has significant operations principally in two operating segments: domestic cable and communications services and programming services. Substantially all of the Company's domestic cable and communications businesses and assets ("cable") were attributed to TCI Group, and substantially all of the Company's programming businesses and assets ("programming") have been attributed to Liberty Media Group. The Company's principal international businesses and assets and the Company's remaining non-cable and non-programming domestic businesses and assets have been attributed to TCI Ventures Group. No individual business or asset within TCI Ventures Group constituted a reportable segment of the Company. See note 22 for additional segment information.

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

         Reclassifications

         Certain prior year amounts have been reclassified for comparability with the 1998 presentation.

                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(4)      Earnings (Loss) Per Common and Potential Common Share

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

         (a)      TCI Group Stock

                  The basic loss attributable to TCI Group common stockholders per common share for the years ended December 31, 1998, 1997 and 1996 and the diluted loss attributable to TCI Group common stockholders per common share for the years ended December 31, 1997 and 1996 was computed by dividing net loss attributable to TCI Group common stockholders ($240 million, $537 million and $799 million, respectively) by the weighted average number of common shares outstanding of TCI Group Stock during the period (525 million, 632 million and 665 million, respectively). Potential common shares were not included in the diluted calculation of weighted average shares outstanding because their inclusion would be anti-dilutive. At December 31, 1998, 1997 and 1996, there were 100 million, 113 million, and 126 million potential common shares, respectively, consisting of stock options and other performance awards and convertible securities that could potentially dilute future EPS calculations in periods of net earnings. Such potential common share amounts do not take into account the assumed number of shares that would be repurchased by the Company upon the exercise of stock options and other performance awards.

                  The diluted loss attributable to TCI Group common stockholders per common share for the year ended December 31, 1998 was computed by dividing net loss attributable to TCI Group common stockholders, which is increased by aggregate payments of $15 million made during 1998 under certain contracts which may be settled in shares or cash, but for the purpose of computing diluted EPS, are assumed to be settled in shares (see notes 15 and 17), by the weighted average number of common shares outstanding of TCI Group Stock during the period. Potential common shares were not included in the diluted calculation of weighted average shares outstanding because their inclusion would be anti-dilutive.

                  In conjunction with the March 9, 1999 AT&T Merger, TCI Group Stock was converted into AT&T Common Stock. See note 2.

         (b)      Liberty Group Stock

                  The basic earnings attributable to Liberty Media Group common stockholders per common share for the years ended December 31, 1998, 1997 and 1996 was computed by dividing net earnings attributable to Liberty Media Group common stockholders by the weighted average number of common shares outstanding of Liberty Group Stock during the period.

                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         The diluted earnings attributable to Liberty Media Group common stockholders per common and potential common share for the years ended December 31, 1998, 1997 and 1996 was computed by dividing earnings attributable to Liberty Media Group common stockholders, adjusted for Liberty Media Group's share of interest expense of an affiliate accrued during the year-ended 1998, assuming the conversion of the affiliate's convertible securities into Liberty Group Stock as of the beginning of the period, by the weighted average number of common and dilutive potential common shares outstanding of Liberty Group Stock during the period. Shares issuable upon conversion of the Series C-Liberty Media Group Preferred Stock, the Convertible Preferred Stock, Series D, the Series H Preferred Stock, convertible notes payable, convertible debentures of affiliate and stock options and other performance awards have been included in the diluted calculation of weighted average shares to the extent that the assumed issuance of such shares would have been dilutive, as illustrated below. All of the outstanding shares of Convertible Preferred Stock, Series D, were redeemed effective April 1, 1998 (see note 13). Numerator adjustments for dividends and interest associated with the convertible preferred shares and convertible notes payable, respectively, were not made to the computation of diluted earnings per share as such dividends and interest was paid by TCI Group. See notes 12 and 13 for descriptions of the convertible notes payable and convertible preferred shares, respectively. See note 15 for descriptions of stock options.

         In conjunction with the March 9, 1999 AT&T Merger, Liberty Group Stock was converted into AT&T Liberty Tracking Stock. See note 2.

                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         Information concerning the reconciliation of basic EPS to diluted EPS with respect to Liberty Group Stock is presented below:

                                                                         Years ended December 31,
                                                                  ------------------------------------
                                                                    1998          1997          1996
                                                                  --------      --------      --------
                                                                          amounts in millions,
                                                                        except per share amounts
Basic EPS:
   Earnings attributable to common
        stockholders                                              $    156           125         1,056
                                                                  ========      ========      ========
   Weighted average common shares                                      359           366           374
                                                                  ========      ========      ========
   Basic earnings per share attributable to
        common stockholders                                       $    .43           .34          2.82
                                                                  ========      ========      ========
Diluted EPS:
   Earnings attributable to common
        stockholders                                              $    156           125         1,056
   Add interest expense                                                  1          --            --
                                                                  --------      --------      --------
   Adjusted earnings attributable to common
        stockholders assuming conversion of
        convertible notes payable of
        affiliate                                                 $    157           125         1,056
                                                                  ========      ========      ========
   Weighted average common shares                                      359           366           374
   Add dilutive potential common shares:
        Employee and director options and
           other performance awards                                      8             4             3
        Convertible notes payable                                       19            19            21
        Convertible debentures of affiliate                              7          --            --
        Series C- Liberty Media Group
           Preferred Stock                                               4             4             4
        Convertible Preferred Stock, Series D                         --               6             5
        Series H Preferred Stock                                         4             4             2
                                                                  --------      --------      --------
        Dilutive potential common shares                                42            37            35
                                                                  --------      --------      --------
   Diluted weighted average common shares                              401           403           409
                                                                  ========      ========      ========
   Diluted earnings per share attributable
        to common stockholders                                    $    .39           .31          2.58
                                                                  ========      ========      ========


         (c)      TCI Ventures Group Stock

                  The basic earnings (loss) attributable to TCI Ventures Group stockholders per common share for the year ended December 31, 1998 and the period from September 10, 1997 (the date of the TCI Ventures Exchange) through December 31, 1997 was computed by dividing earnings (loss) attributable to TCI Ventures Group stockholders by the weighted average number of common shares outstanding of TCI Ventures Group Stock during the period.

                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         The diluted earnings (loss) attributable to TCI Ventures Group stockholders per common and potential common share for the year ended December 31, 1998 and the period from September 10, 1997 through December 31, 1997 was computed by dividing earnings (loss) attributable to TCI Ventures Group stockholders by the weighted average number of common and dilutive potential common shares outstanding of TCI Ventures Group stock during the period. Shares issuable upon conversion of convertible notes payable and stock options and other performance awards have been included in the diluted calculation of weighted average shares to the extent that the assumed issuance of such shares would have been dilutive, as illustrated below. Numerator adjustments for interest associated with convertible notes payable were not made to the computation of diluted earnings per share as such interest was paid by TCI Group. In conjunction with the March 9, 1999 AT&T Merger, TCI Ventures Group Stock was converted into AT&T Liberty Tracking Stock. See note 2.

         Information concerning the reconciliation of basic EPS to dilutive EPS with respect to TCI Ventures Group Stock is presented below:

                                                                                           September 10,
                                                                         Year ended        1997 through
                                                                        December 31,       December 31,
                                                                            1998               1997
                                                                        ------------       ------------
                                                                               amounts in millions,
                                                                             except per share amounts
Basic EPS:
  Earnings (loss) attributable to common
   stockholders                                                         $      2,003               (191)
                                                                        ============       ============
  Weighted average common shares                                                 422                410
                                                                        ============       ============
  Basic (loss) earnings per share
   attributable to common stockholders                                  $       4.75               (.47)
                                                                        ============       ============
Diluted EPS:
  Earnings (loss) attributable to common
   stockholders                                                         $      2,003               (191)
                                                                        ============       ============
  Weighted average common shares                                                 422                410
                                                                        ------------       ------------
  Add dilutive potential common shares:
  Employee and director options and
   other performance awards                                                        8               --
  Convertible notes payable                                                       21               --
                                                                        ------------       ------------
Dilutive potential common shares                                                  29               --
                                                                        ------------       ------------
Diluted weighted average common shares                                           451                410
                                                                        ============       ============
Diluted earnings (loss) per share
  attributable to common stockholders                                   $       4.44               (.47)
                                                                        ============       ============

                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(5)      Supplemental Disclosures to Consolidated Statements of Cash Flows

         Cash paid for interest was $1,066 million, $1,183 million and $1,056 million for the years ended December 31, 1998, 1997 and 1996, respectively. Cash paid for income taxes was $57 million, $141 million, and $41 million in 1998, 1997 and 1996, respectively. In addition, the Company received income tax refunds amounting to $76 million and $36 million during the years ended December 31, 1998 and 1997, respectively.

         Significant noncash investing and financing activities are reflected in the following table:

                                                                              Years ended
                                                                              December 31,
                                                                  ------------------------------------
                                                                    1998          1997          1996
                                                                  --------      --------      --------
                                                                           amounts in millions
Cash paid for acquisitions:
    Recorded value of assets acquired                             $ (1,098)       (1,857)       (5,064)
    Net liabilities assumed                                             11           720         1,811
    Deferred tax liability recorded in acquisitions                     71           145         1,379
    Change in minority interests in equity of consolidated
      subsidiaries                                                    (169)           93           113
    Elimination of notes receivable from affiliates                    350          --            --
    Common stock and preferred stock issued in acquisitions            376         1,060           457
    TCI common stock and preferred stock held by acquired
      company                                                         --            (484)         --
    Preferred stock of subsidiaries issued in acquisitions            --            --             640
                                                                  --------      --------      --------
         Cash paid for acquisitions                               $   (459)         (323)         (664)
                                                                  ========      ========      ========
Cash received in exchanges:
    Recorded value of assets acquired                             $   (136)         (392)         (709)
    Historical cost of assets exchanged                                151           399           754
    Gain recorded on exchange of assets                                 30            11            21
                                                                  --------      --------      --------
         Cash received in exchanges                               $     45            18            66
                                                                  ========      ========      ========
Capitalized costs of distribution agreements (note 18)            $     74           173          --
                                                                  ========      ========      ========
Exchange of consolidated subsidiaries for note receivable
    and equity investments                                        $   --            --             894
                                                                  ========      ========      ========

         For a description of certain non-cash transactions, see notes 6 and 10.

         @Home's cash and cash equivalent balances of $419 million and $120 million are included in the Company's cash and cash equivalent balances at December 31, 1998 and 1997, respectively. Such @Home balances are available to be applied towards the liquidity requirements of @Home. Accordingly, it is not anticipated that any portion of such @Home balances will be distributed or otherwise made available to the Company.

         The Company's restricted cash is primarily comprised of proceeds received in connection with certain asset dispositions. Such proceeds, which aggregated $162 million and $34 million at December 31, 1998 and 1997, respectively, are designated to be reinvested in certain identified assets for income tax purposes. The Company's restricted cash also includes amounts held as collateral for interest payment obligations pursuant to certain bank credit facilities. Such amounts aggregated $17 million and $5 million at December 31, 1998 and 1997, respectively.
                                                                 (continued)

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

         Assets (other than cash and cash equivalents) reclassified to
              equity investments                                               $   596
         Liabilities reclassified to equity investments                           (484)
         Minority interests in equity of subsidiaries reclassified to
              equity investments                                                  (151)
                                                                               -------
         Decrease in cash and cash equivalents                                 $   (39)
                                                                               =======

(6)      Investments in Affiliates

         The Company has various investments accounted for under the equity method. The following table includes the Company's carrying value and percentage ownership of the Company's more significant investments as of the indicated dates:

                                                                    Percentage        Carrying value at
                                                                    Percentage           December 31,
                                                                   ownership at     ----------------------
                                                                December 31, 1998     1998          1997
                                                                -----------------   --------      --------
                                                                            amounts in millions
USA Networks, Inc. ("USAI") and related
    investments (a)                                                     (a)         $  1,042           348
Cablevision Systems Corporation ("CSC") (b)                             33%              945            15
Telewest Communications plc ("Telewest") (c)                            22%              515           324
Flextech (d)                                                            37%              320           261
Cablevision (e)                                                         28%              315           239
Various foreign equity investments (other
    than Telewest, Flextech and
    Cablevision) (f)                                                  various            346           209
InterMedia Capital Partners IV, L.P.
    ("InterMedia IV") and InterMedia
    Capital Management IV, L.P. ("ICM IV")
    (collectively, "IP IV") (g)                                         50%              207           262
Falcon Communications, L.P.                                             46%              189          --
QVC, Inc. ("QVC")                                                       43%              197           134
Parnassos, L.P.                                                         33%              120          --
Sprint Spectrum Holding Company L.P.,
    MinorCo, L.P. and PhillieCo Partnership
    I L.P. (the "PCS Ventures") (h)                                   --                --             607
TCG (i)                                                               --                --             295
Other (j)                                                                                569           369
                                                                                    --------      --------
                                                                                    $  4,765         3,063
                                                                                    ========      ========

                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

-----------
(a)      USAI

         Pursuant to an agreement among the Company, Barry Diller and certain of their respective affiliates entered into in August 1995 and amended in August 1996 (the "BDTV Agreement"), the Company contributed to BDTV INC. ("BDTV-I"), in August 1996, an option (the "Silver King Option") to purchase 2 million shares of Class B common stock of Silver King Communications, Inc. ("Silver King") (which shares represented voting control of Silver King at such time) and $4 million in cash, representing the exercise price of the Silver King Option. BDTV-I is a corporation formed by the Company and Mr. Diller pursuant to the BDTV Agreement, in which the Company owns over 99% of the equity and none of the voting power (except for protective rights with respect to certain fundamental corporate actions) and Mr. Diller owns less than 1% of the equity and all of the voting power. BDTV-I exercised the Silver King Option shortly after its contribution, thereby becoming the controlling stockholder of Silver King. Such change in control of Silver King had been approved by the Federal Communications Commission ("FCC") in June 1996, subject, however, to the condition that the equity interest of the Company in Silver King not exceed 21.37% without the prior approval of the FCC (the "FCC Order").

         Pursuant to an Agreement and Plan of Exchange and Merger entered into in August 1996, Silver King acquired Home Shopping Network, Inc. ("HSN") by merger of HSN with a subsidiary of Silver King in December 1996 (the "HSN Merger") where HSN is the surviving corporation and a subsidiary of Silver King following the HSN Merger. The Company accounted for the HSN Merger as a sale of a portion of its investment in HSN and accordingly, recorded a pre-tax gain of approximately $47 million. In order to effect the HSN Merger in compliance with the FCC Order, the Company agreed to defer receiving certain shares of Silver King that would otherwise have become issuable to it in the HSN Merger until such time as it was permitted to own such shares. As a result, the HSN Merger was structured so that the Company received (i) 15.6 million shares of Class B common stock of Silver King, all of which shares the Company contributed to BDTV II INC. ("BDTV-II"), (ii) the contractual right to be issued up to an additional 5.2 million shares of Class B common stock of Silver King from time to time upon the occurrence of certain events which would allow the Company to own additional shares in compliance with the FCC Order (including events resulting in the dilution of the Company's percentage equity interest), and (iii) approximately 739,000 shares of Class B common stock and 17.6 million shares of common stock of HSN (representing approximately 19.9% of the equity of HSN). BDTV-II is a corporation formed by the Company and Barry Diller pursuant to the BDTV Agreement, in which the relative equity ownership and voting power of the Company and Mr. Diller are substantially the same as their respective equity ownership and voting power in BDTV-I.

         As a result of the HSN Merger, HSN is no longer included in the consolidated financial results of the Company. Subsequent to the HSN Merger, Silver King was renamed HSN, Inc. ("HSNI").

                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         In February 1998, pursuant to an Investment Agreement among Universal Studios, Inc. ("Universal"), HSNI, HSN and the Company, dated as of October 1997 and amended and restated as of December 1997, HSNI consummated a transaction (the "Universal Transaction") through which USA Networks Partners, Inc., a subsidiary of Universal, sold its 50% interest in USAI, a New York general partnership, to HSNI and Universal contributed the remaining 50% interest in USAI and its domestic television production and distribution operations to HSNI. Subsequent to these transactions, HSNI was renamed USAI. In connection with the Universal Transaction, Universal, USAI, HSN and the Company became parties to a number of other agreements relating to, among other things, (i) the management of USAI, (ii) the purchase and sale or other transfer of voting securities of USAI, including securities convertible or exchangeable for voting securities of USAI, and (iii) the voting of such securities.

         At the closing of the Universal Transaction, Universal (i) was issued 6 million shares of USAI's Class B common stock, 7 million shares of USAI's common stock and 109 million common equity shares ("LLC Shares") of USANi LLC, a limited liability company formed to hold all of the businesses of USAI and its subsidiaries, except for its broadcasting business and its equity interest in Ticketmaster Group, Inc. and (ii) received a cash payment of $1.3 billion. Pursuant to an Exchange Agreement relating to the LLC Shares (the "LLC Exchange Agreement"), approximately 74 million of the LLC Shares issued to Universal are each exchangeable for one share of USAI's Class B common stock and the remainder of the LLC Shares issued to Universal are each exchangeable for one share of USAI's common stock.

         At the closing of the Universal Transaction, the Company was issued
         1.2 million shares of USAI's Class B common stock. Of such shares, 800,000 shares of Class B common stock were contributed to BDTV IV INC. (collectively with BDTV-I, BDTV-II and BDTV III INC., "BDTV"), a newly-formed entity having substantially the same terms as BDTV-I, BDTV-II and BDTV III INC. (with the exception of certain transfer restrictions) in which the Company owns over 99% of the equity and none of the voting power (except for protective rights with respect to certain fundamental corporate actions) and Barry Diller owns less than 1% of the equity and all of the voting power. The Company accounts for its investment in BDTV under the equity method. In addition, the Company purchased 10 LLC Shares at the closing of the Universal Transaction for an aggregate purchase price of $200.

         On June 24, 1998, USAI consummated the previously announced agreement to acquire the remaining stock of Ticketmaster Group, Inc. which it did not previously own through a tax-free merger (the "Ticketmaster Transaction"). In connection with the increases in USAI's equity, net of the dilution of the Company's ownership interest, that resulted from the issuance of common stock by USAI in the Universal Transaction and the Ticketmaster Transaction, the Company recorded a $64 million increase to equity (after deducting a deferred income tax liability of $42 million) and an increase to the carrying value of the Company's investment in USAI of $106 million. No gain was recognized in the consolidated statements of operations and comprehensive earnings due primarily to the Company's commitment to purchase additional equity interests in USAI.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         In connection with the Universal Transaction, each of Universal and the Company was granted a preemptive right with respect to future issuances of USAI's common stock, subject to certain limitations, to maintain their respective percentage ownership interests in USAI that they had prior to such issuances. In connection with such right, during 1998, the Company purchased approximately 4.7 million shares of USAI's common stock and approximately 22.9 million LLC Shares for an aggregate cost of approximately $560 million. Pursuant to the LLC Exchange Agreement, each LLC Share issued or to be issued to the Company is exchangeable for one share of USAI's common stock.

         At December 31, 1998, the Company held 24.4 million shares of USAI's common stock through BDTV and 5.2 million shares of USAI's common stock directly. Additionally, the Company held 22.9 million LLC Shares at December 31, 1998 as well as shares of HSN's common stock which are exchangeable for 16.6 million shares of USAI's common stock. The Company's direct ownership of USAI is restricted under the FCC. Assuming the exchange of the Company's shares in HSN and its LLC Shares for USAI common stock, and the exchange of certain securities owned by Universal and certain of its affiliates for USAI common stock, the Company would own 69.1 million shares or approximately 21% of USAI, including shares held through BDTV at December 31, 1998. USAI's common stock had a closing market value of $33-1/8 per share on December 31, 1998.

         During the years ended December 31, 1998, 1997 and 1996, the Company's share of affiliates' earnings (losses) from its interests in USAI and related investments accounted for $30 million, $3 million and ($1 million), respectively.

(b)      CSC

         On March 4, 1998, the Company contributed to CSC certain of its cable television systems serving approximately 830,000 customers in exchange for approximately 48.9 million newly issued CSC Class A common shares (the "CSC Transaction"). CSC also assumed and repaid approximately $574 million of debt owed by the Company to external parties and $95 million of debt owed to the Company. As a result of the CSC Transaction, the Company recognized a $506 million gain in the accompanying consolidated statement of operations and comprehensive earnings for the year ended December 31, 1998. Such gain represents the excess of the $1,161 million fair value of the CSC Class A common shares received over the historical cost of the net assets transferred by the Company to CSC. The $1.9 billion difference between the carrying value of the Company's investment in CSC and CSC's net deficiency is being amortized over an estimated useful life of 20 years. Including the amortization of such difference, CSC accounted for $240 million of the Company's share of its affiliates' losses during the year ended December 31, 1998.

         The Company has also entered into letters of intent with CSC which provide for the Company to acquire a cable system in Michigan and an additional 4% of CSC's Class A common shares and for CSC to (i) acquire cable systems serving approximately 250,000 customers in Connecticut and (ii) assume $110 million of the Company's debt.

                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         At December 31, 1998, the Company owned 49,982,572 shares of CSC Class A common stock, which had a closing market price of $50.13 per share on such date. Such shares represented an approximate 33.0% equity interest in CSC's total outstanding shares and an approximate 9% voting interest in CSC in all matters except for (i) the election of directors, in which case the Company effectively has the right to designate two of CSC's directors, and (ii) any increase in authorized shares, in which case the Company has agreed to vote its interest in proportion with the public holders of CSC Class A common shares. The ability of the Company to sell or increase its investment in CSC is subject to certain restrictions and limitations set forth in a stockholders agreement with CSC.

(c)      Telewest

         Telewest currently operates and constructs cable television and telephone systems in the United Kingdom ("UK"). Telewest accounted for $134 million, $145 million and $109 million of the Company's share of its affiliates' losses during the years ended December 31, 1998, 1997 and 1996, respectively.

         At December 31, 1998, the Company indirectly owned 463 million or 21.6% of the issued and outstanding Telewest ordinary shares. The reported closing price on the London Stock Exchange of Telewest ordinary shares was (pound)1.74 ($2.88) per share at December 31, 1998.

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

         The cash portion of the General Cable Merger was financed through an offer to qualifying Telewest shareholders for the purchase of approximately 261 million new Telewest shares at a price of (pound)0.925 ($1.57) per share (the "Telewest Offer"). The Company subscribed to 85 million Telewest ordinary shares at an aggregate cost of (pound)78 million ($133 million) in connection with the Telewest Offer. Immediately following the Telewest Offer, the Company held 28% of the issued and outstanding Telewest ordinary shares.

         In connection with the General Cable Merger, the Company converted its entire holdings of Telewest convertible preference shares (133 million shares) into Telewest ordinary shares. As a result of the General Cable Merger, the Company's ownership interest in Telewest decreased to 21.6%. In connection with the increase in Telewest's equity, net of the dilution of the Company's interest in Telewest, that resulted from the General Cable Merger, the Company recorded a non-cash gain of $60 million (before deducting deferred income tax expense of $21 million) during 1998.

                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(d)      Flextech

         In January 1997, the Company's voting interest in Flextech was reduced to 50% and the Company ceased to include Flextech in its consolidated financial results and began to account for Flextech using the equity method of accounting. In April 1997, Flextech and BBC Worldwide Limited formed two separate joint ventures (the "BBC Joint Ventures") and entered into certain related transactions. The consummation of the BBC Joint Ventures and related transactions resulted in, among other things, a reduction of the Company's economic ownership interest in Flextech from 46.2% to 36.8%. The Company continues to maintain a voting interest in Flextech of approximately 50%. As a result of such dilution, the Company recorded a $152 million increase to the carrying amount of the Company's investment in Flextech, a $53 million increase to deferred income tax liability, a $66 million increase to equity and a $33 million increase to minority interests in equity of consolidated subsidiaries. No gain was recognized in the statement of operations and comprehensive earnings due primarily to certain contingent obligations of the Company with respect to one of the BBC Joint Ventures. Flextech accounted for $21 million and $16 million of the Company's share of its affiliates' losses during the years ended December 31, 1998 and 1997, respectively.

         Based on the (pound)6.07 ($10.07) per share closing price of the Flextech ordinary shares on the London Stock Exchange, the 58 million Flextech ordinary shares owned by the Company had an aggregate market value of (pound)351 million ($583 million) at December 31, 1998.

(e)      Cablevision

         On October 9, 1997, the Company sold a portion of its 51% interest in Cablevision to unaffiliated third parties. In connection with such sale and certain related transactions, the Company recognized a gain of $49 million. Additionally, effective October 1, 1997, the Company ceased to consolidate Cablevision and began to account for Cablevision using the equity method of accounting. Cablevision accounted for $23 million and $3 million of the Company's share of its affiliates' losses during the years ended December 31, 1998 and 1997, respectively. See note 20.

                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(f)      Various Foreign Investments

         Internationally, The News Corporation Limited ("News Corp.") and the Company formed a venture ("Fox Sports International") to operate sports programming services in Latin American and Australia and a variety of new sports services throughout the world except in Asia and in the United Kingdom, Japan and New Zealand where prior arrangements preclude an immediate collaboration. The Company owns 50% of Fox Sports International with News Corp. owning the other 50%. Fox Sports International accounted for $34 million, $30 million and $21 million of the Company's share of its affiliates' losses during the years ended December 31, 1998, 1997 and 1996, respectively.

         In addition to Telewest, Flextech and Fox Sports International and Cablevision, the Company has other less significant equity method investments in video distribution and programming businesses located in the UK, other parts of Europe, Asia, Latin America and certain other foreign countries. In the aggregate, such other foreign investments in affiliates accounted for $70 million, $70 million and $54 million of the Company's share of its affiliates losses during the years ended December 31, 1998, 1997 and 1996, respectively.

(g)      IP IV

         In July 1996, the Company completed a series of transactions that resulted in the transfer of all or part of the Company's ownership interests in certain cable television systems to InterMedia IV in exchange for a 49% limited partnership interest in InterMedia IV and assumed debt of $120 million. Simultaneously, the Company received a cable television system and cash from InterMedia IV in exchange for a cable television system that had been recently acquired by the Company. The Company recognized no gain or loss in connection with the above-described transactions. The $225 million excess of the Company's investment in InterMedia IV over the Company's share of the partners' capital of InterMedia IV is being amortized over an estimated useful life of 20 years. Including such amortization, the Company's share of InterMedia IV's losses was $53 million, $46 million and $16 million during the years ended December 31, 1998, 1997 and 1996, respectively.

         ICM IV owns a 1.12% limited partnership interest in InterMedia IV. The Company acquired its limited partnership interest in ICM IV in August 1997 pursuant to the transactions described in note 17.

(h)      PCS Ventures

         PCS Ventures accounted for $629 million, $493 million and $167 million of the Company's share of its affiliates' losses during the years ended December 31, 1998, 1997 and 1996, respectively. The 1996 amount includes $34 million related to prior periods. See notes 2 and 9.

(i)      TCG

         TCG accounted for $32 million, $66 million and $51 million of the Company's share of affiliates' losses during the years ended December 31, 1998, 1997 and 1996, respectively. See Note 8.

(j)      Other

         As of April 29, 1996, the Company and News Corp. formed two sports programming ventures. In the U.S., the Company and News Corp. formed Fox/Liberty Networks LLC ("Fox Sports") into which the Company contributed interests in its national and regional sports networks and into which News Corp. contributed its fx cable network and certain other assets. The Company received a 50% interest in Fox Sports and a distribution of $350 million in cash. No gain or loss was recognized as the cash distribution approximated the carrying amount of the assets contributed.

         Prior to the first quarter of 1998, the Company had no obligation, nor intention, to fund Fox Sports. During 1998, the Company made the determination to provide funding to Fox Sports based on specific transactions consummated by Fox Sports. Consequently, the Company's share of losses of Fox Sports of $83 million for the year ended December 31, 1998 includes previously unrecognized losses of Fox Sports of approximately $64 million. Losses for Fox Sports were not recognized in prior periods due to the fact that the Company's investment in Fox Sports was less than zero.

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

                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

Summarized unaudited combined financial information for the Company's affiliates for the periods in which the Company used the equity method to account for such affiliates is as follows:

                                                               December 31,
                                                         -----------------------
                                                           1998           1997
                                                         --------       --------
                                                           amounts in millions
Combined Financial Position

   Property and equipment, net                           $ 11,018          8,319
   Franchise costs, net                                     7,994          3,582
   Other assets, net                                       21,109         20,849
                                                         --------       --------

     Total assets                                        $ 40,121         32,750
                                                         ========       ========

   Debt                                                  $ 23,159         18,973
   Other liabilities                                       11,361          6,836
   Redeemable securities                                    1,727          1,137
   Owners' equity                                           3,874          5,804
                                                         --------       --------

      Total liabilities and equity                       $ 40,121         32,750
                                                         ========       ========

                                                     Years ended December 31,
                                              --------------------------------------
                                                1998           1997           1996
                                              --------       --------       --------
                                                       amounts in millions
Combined Operations

Revenue                                       $ 15,528          7,811          6,088
Operating expenses                             (13,889)        (7,815)        (5,576)
Depreciation and
    amortization                                (3,152)        (1,506)        (1,070)
                                              --------       --------       --------
    Operating loss                              (1,513)        (1,510)          (558)

Interest expense                                (2,056)          (921)          (615)
Other, net                                        (141)          (360)          (354)
                                              --------       --------       --------
    Net loss                                  $ (3,710)        (2,791)        (1,527)
                                              ========       ========       ========

(7)      Investment in Time Warner

         On October 10, 1996, Time Warner and Turner Broadcasting System, Inc. ("TBS") consummated a merger (the "TBS/Time Warner Merger") whereby TBS shareholders received 1.5 Time Warner common shares (as adjusted for a two-for-one stock split) for each TBS Class A and Class B common share held, and each holder of TBS Class C preferred stock received
         1.6 Time Warner common shares (as adjusted for a two-for-one stock split) for each of the 6 shares of TBS Class B common stock into which each share of Class C preferred stock could have been converted.

                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         Time Warner, TBS and TCI entered into an Agreement Containing Consent Order with the Federal Trade Commission ("FTC") dated August 14, 1996, as amended on September 4, 1996 (the "FTC Consent Decree"). Pursuant to the FTC Consent Decree, among other things, the Company agreed to exchange the shares of Time Warner common stock to be received in the TBS/Time Warner Merger for shares of a separate series of Time Warner common stock with limited voting rights (the "TW Exchange Stock"). Holders of the TW Exchange Stock are entitled to one one-hundredth (l/100th) of a vote for each share with respect to the election of directors. Holders of the TW Exchange Stock will not have any other voting rights, except as required by law or with respect to limited matters, including amendments of the terms of the TW Exchange Stock adverse to such holders. Subject to the federal communications laws, each share of the TW Exchange Stock will be convertible at any time at the option of the holder on a one-for-one basis for a share of Time Warner common stock. Holders of TW Exchange Stock are entitled to receive dividends ratably with the Time Warner common stock and to share ratably with the holders of Time Warner common stock in assets remaining for common stockholders upon dissolution, liquidation or winding up of Time Warner.

         In connection with the TBS/Time Warner Merger, the Company received approximately 101.2 million shares (as adjusted for a two-for-one stock split) of the TW Exchange Stock in exchange for its TBS holdings. As a result of the TBS/Time Warner Merger, the Company recognized a pre-tax gain of $1.5 billion in the fourth quarter of 1996. The Company accounts for its investment in Time Warner as an available-for-sale security. See note 12.

         On June 24, 1997 the Company granted Time Warner an option to acquire the business of Southern Satellite Systems, Inc. ("Southern") and certain of its subsidiaries (together with Southern, the "Southern Business") through a purchase of assets (the "Southern Option"). The Company received 12.8 million shares (as adjusted for a two-for-one stock split) of TW Exchange Stock valued at $306 million in consideration for the grant. In September 1997, Time Warner exercised the Southern Option. Pursuant to the Southern Option, Time Warner acquired the Southern Business, effective January 1, 1998, for $213 million in cash. The Company recognized a $515 million pre-tax gain in connection with such transactions in the first quarter of 1998.

(8)      Investment in AT&T

         On July 23, 1998, a merger in which TCG agreed to be acquired by AT&T, was consummated. As a result of such merger, TCI received in exchange for all of its interest in TCG, approximately 47 million shares of AT&T Common Stock. TCI recognized a $2.3 billion gain (before deducting deferred income tax expense of $883 million) on such transaction during the third quarter of 1998 based on the difference between the carrying amount of TCI's interest in TCG and the fair value of the AT&T Common Stock received. TCI had accounted for its ownership interest in AT&T Common Stock as an available-for-sale security. Such AT&T Common Stock was transferred from TCI Ventures Group to TCI Group in connection with the AT&T Merger. Following the AT&T Merger, TCI will treat its investment in AT&T Common Stock as an investment in its parent. Accordingly, the fair value of TCI's investment in AT&T Common Stock will be reflected as a reduction of TCI's equity, and any dividends received on such AT&T Common Stock will be recorded as an increase to TCI's additional paid-in capital. During 1998, TCI recognized dividends of $31 million on its investment in AT&T Common Stock.

                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         On April 22, 1998, TCG completed a merger transaction with ACC Corp. ("ACC") in which ACC shares were exchanged with shares of TCG in the ratio of .90909 of a share of TCG stock for each share of ACC stock. As a result of such merger transaction, TCI's interest in TCG was reduced to approximately 26%. In connection with the increase in TCG's equity, net of the dilution of TCI's interest in TCG, that resulted from such merger, TCI recorded a non-cash gain of $201 million (before deducting deferred income tax expense of $71 million).

         During the year ended December 31, 1997, TCG issued 6.6 million shares of its Class A common stock for certain acquisitions. The total consideration paid by TCG through the issuance of common stock was approximately $123 million. In addition, effective November 5, 1997, TCG consummated a public offering of 7.3 million shares of its Class A common stock. TCG received net proceeds from its sale of shares pursuant to such offering of $318 million. As a result of the above transactions, TCI's ownership interest in TCG was reduced to approximately 28%. Accordingly, as a result of the increase in TCG's equity, net of the dilution of TCI's ownership interest in TCG, TCI recognized non-cash gains aggregating $112 million (before deducting deferred income tax expense of $43 million).

         On July 2, 1996, TCG conducted an initial public offering (the "TCG IPO") in which it sold 27 million shares of Class A common stock at $16.00 per share to the public for aggregate net proceeds of approximately $410 million. As a result of the TCG IPO, TCI's ownership interest in TCG was reduced from approximately 35% to approximately 31%. Accordingly, TCI recognized a gain amounting to $12 million (before deducting deferred income tax expense of approximately $5 million).

(9)      Investment in Sprint

         Prior to November 23, 1998, the PCS Ventures included Sprint Spectrum Holding Company, L. P. and MinorCo, L.P. (collectively, "Sprint PCS") and PhillieCo Partnership I, L.P. ("PhillieCo"). The partners of each of the Sprint PCS partnerships were subsidiaries of Sprint, Comcast Corporation ("Comcast"), Cox Communications, Inc. ("Cox") and the Company. The partners of PhillieCo were subsidiaries of Sprint, Cox and the Company. The Company had a 30% partnership interest in each of the Sprint PCS partnerships and a 35% partnership interest in PhillieCo.

         On November 23, 1998, the Company, Comcast, and Cox exchanged their respective interests in Sprint PCS and PhillieCo (the "PCS Exchange") for shares of "Sprint PCS Group Stock" which tracks the performance of Sprint's newly created "PCS Group" (consisting initially of the PCS Ventures and certain PCS licenses which were separately owned by Sprint). The Sprint PCS Group Stock collectively represents an approximate 17% voting interest in Sprint. As a result of the PCS Exchange, the Company holds shares of Sprint PCS Group Stock, as well as certain additional securities of Sprint exercisable for or convertible into such Sprint Securities, representing approximately 24% of the equity value of Sprint attributable to its PCS Group and less than 1% of the voting interest in Sprint. Through November 23, 1998, the Company accounted for its interest in the PCS Ventures using the equity method of accounting; however, as a result of the PCS Exchange and the Company's less than 1% voting interest in Sprint, the Company no longer exercises significant influence with respect to its investment in the PCS Ventures. Accordingly, the Company accounts for its investment in the Sprint PCS Group Stock as an available-for-sale security.

                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         As a result of the PCS Exchange, the Company recorded a non-cash gain of $1.9 billion (before deducting deferred income tax expense of $647 million) during the fourth quarter of 1998 based on the difference between the carrying amount of the Company's interest in PCS Ventures and the fair value of the Sprint Securities received. In connection with the March 9, 1999 AT&T Merger, the Company consented to divest its interest in the Sprint Securities. See note 2.

(10)     Acquisitions and Dispositions

         In addition to the CSC Transaction described in note 6, the Company completed, during 1998, eight transactions whereby the Company contributed cable television systems serving in the aggregate approximately 1,924,000 customers to eight separate joint ventures (collectively, the "1998 Joint Ventures") in exchange for non-controlling ownership interests in each of the 1998 Joint Ventures, and the assumption and repayment by the 1998 Joint Ventures of debt owed by the Company to external parties aggregating $323 million and intercompany debt owed to the Company aggregating $2,374 million. The Company has agreed to take certain steps to support compliance by certain of the 1998 Joint Ventures with their payment obligations under certain debt instruments, up to an aggregate contingent commitment of $980 million. In light of such contingent commitments, the Company has deferred any gains on the formation of such 1998 Joint Ventures. Accordingly, the Company has recorded deferred gains aggregating $163 million and recognized net gains aggregating $392 million in connection with the formation of the 1998 Joint Ventures. The deferred gains will not be recognized until such time as the Company's contingent commitments are eliminated. The Company uses the equity method of accounting to account for its investments in the 1998 Joint Ventures. The CSC Transaction (see note
         6) and the formation of the 1998 Joint Ventures are collectively referred to herein as the "1998 Contribution Transactions." During the year ended December 31, 1998, the Company's revenue and operating cash flow (defined by the Company as operating income before depreciation, amortization, other non-cash items, year 2000 costs, AT&T merger costs and stock compensation) included $622 million and $278 million, respectively, from the cable television systems included in the 1998 Contribution Transactions.

         In addition to the 1998 Contribution Transactions, the Company, as of December 31, 1998, has signed agreements or letters of intent to contribute within the next twelve months, certain cable television systems (the "Pending Contribution Cable Systems") serving approximately 1.2 million basic customers to joint ventures in which the Company will retain non-controlling ownership interests (the "Pending Contribution Transactions"). Following the completion of the Pending Contribution Transactions, the Company will no longer consolidate the Pending Contribution Cable Systems. Accordingly it is anticipated that the completion of the Pending Contribution Transactions, as currently contemplated, will result in aggregate estimated reductions (based on 1998 amounts) to the Company's debt, annual revenue and annual operating cash flow of $1.5 billion, $500 million and $200 million, respectively. No assurance can be given that any of the Pending Contribution Transactions will be consummated.

                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         On March 1, 1999, TV Guide, Inc. (Formerly United Video Satellite Group, Inc. ("UVSG")) and The News Corporation Limited ("News Corp.") completed a transaction whereby News Corp.'s TV Guide properties were combined with UVSG to create a platform for offering television guide services and advertising to consumers. As part of this combination, a unit of News Corp. received consideration consisting of $800 million in cash and 60 million shares of UVSG's stock, including 22.5 million shares of its Class A common stock and 37.5 million shares of its Class B common stock. In addition, News Corp. elected to purchase approximately 6.5 million additional shares of UVSG Class A common stock for $129 million in order to equalize its ownership with that of the Company. Prior to such transactions, UVSG was a subsidiary of the Company. As a result of these transactions, and another transaction completed on the same date, News Corp., TCI and UVSG's public stockholders own, on an economic basis, approximately 44%, 44% and 12%, respectively, of UVSG. Following such transactions, News Corp. and TCI each have approximately 49% of the voting power of UVSG's outstanding stock. Upon consummation, TCI began accounting for its interest in UVSG under the equity method of accounting.

         On November 19, 1998, TCI exchanged, in a merger transaction, 0.58 of a share of Liberty Group Series A Stock for each share of the issued and outstanding Series A common stock of its then majority-owned subsidiary, Tele-Communications International, Inc. ("TINTA"), not beneficially owned by TCI (the "TINTA Merger"). Such transaction was accounted for as an acquisition of a minority interest. The aggregate value assigned to the 10,086,594 shares of Liberty Group Series A Stock issued by TCI was based upon the market value of Liberty Group Series A Stock at the time the TINTA Merger was announced. Assuming the TINTA Merger had occurred on January 1, 1997, the Company's results of operations and comprehensive earnings would not have been materially different from the Company's historical results of operations and comprehensive earnings for the years ended December 31, 1998 and 1997.

         On August 1, 1997, Liberty IFE, Inc., a wholly-owned subsidiary of TCI, which held non-voting class C common stock of International Family Entertainment, Inc. ("IFE") ("Class C Stock") and $23 million of IFE 6% convertible secured notes due 2004, convertible into Class C Stock, ("Convertible Notes"), contributed its Class C Stock and Convertible Notes to Fox Kids Worldwide, Inc. ("FKW") in exchange for a new series of 30 year non-convertible 9% preferred stock of FKW with a stated value of $345 million (the "FKW Preferred Stock"). As a result of the exchange, TCI recognized a gain of approximately $304 million.

         Effective July 31, 1997, a wholly-owned subsidiary of TCI merged with and into Kearns-Tribune Corporation ("Kearns-Tribune"). The merger was valued at $808 million. TCI exchanged 47.2 million shares of TCI Group Series A Stock for shares of Kearns-Tribune which held 17.9 million shares of TCI Group Stock and 10.1 million shares of Liberty Group Stock. The merger of Kearns-Tribune has been accounted for by the purchase method. Accordingly, the results of operations of Kearns-Tribune have been combined with those of the Company since the date of acquisition, and the Company recorded Kearns-Tribune's assets and liabilities at fair value.

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

                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         Prior to the consummation of the Viacom Acquisition, Viacom offered to the holders of shares of Viacom Class A Common Stock and Viacom Class B Common Stock (collectively, "Viacom Common Stock") the opportunity to exchange (the "Viacom Exchange Offer") a portion of their shares of Viacom Common Stock for shares of Class A Common Stock, par value $100 per share, of Cable Sub ("Cable Sub Class A Stock"). Immediately following the completion of the Viacom Exchange Offer, TCIC acquired from Cable Sub shares of Cable Sub Class B Common Stock (the "Share Issuance") for $350 million (which was used to reduce Cable Sub's obligations under the Loan Facility). At the time of the Share Issuance, the Cable Sub Class A Stock received by Viacom stockholders pursuant to the Viacom Exchange Offer automatically converted into 5% Class A Senior Cumulative Exchangeable Preferred Stock (the "Exchangeable Preferred Stock") of Cable Sub with a stated value of $100 per share (the "Stated Value"). The Exchangeable Preferred Stock was exchangeable, at the option of the holder commencing after the fifth anniversary of the date of issuance, for shares of TCI Group Series A Stock at an exchange rate of 5.447 shares of TCI Group Series A Stock for each share of Exchangeable Preferred Stock exchanged. The Exchangeable Preferred Stock is subject to redemption, at the option of Cable Sub, after the fifth anniversary of the date of issuance, initially at a redemption price of $102.50 per share and thereafter at prices declining ratably annually to $100 per share on and after the eighth anniversary of the date of issuance, plus accrued and unpaid dividends to the date of redemption. The Exchangeable Preferred Stock is also subject to mandatory redemption on the tenth anniversary of the date of issuance at a price equal to the Stated Value per share plus accrued and unpaid dividends. Amounts payable by Cable Sub in satisfaction of its optional or mandatory redemption obligations with respect to the Exchangeable Preferred Stock could have been made in cash or, at the election of Cable Sub, in shares of TCI Group Series A Stock, or in any combination of the foregoing. Upon completion of the Viacom Acquisition, Cable Sub was renamed TCI Pacific Communications, Inc. ("TCI Pacific"). See note 2.

         The Viacom Acquisition has been accounted for by the purchase method. Accordingly, the results of operations of TCI Pacific have been consolidated with those of the Company since the date of acquisition, and the Company recorded TCI Pacific's assets and liabilities at fair value.

(11)     Spin-Off of TCI Satellite Entertainment, Inc.

         Through December 4, 1996, the Company had an investment in a direct broadcast satellite partnership, PRIMESTAR Partners L.P. ("Primestar L.P."), which the Company accounted for by the equity method. Primestar L.P. had provided programming and marketing support to each of its cable partners who provided satellite television service to their customers. On December 4, 1996, the Company distributed (the "Satellite Spin-off") to the holders of shares of TCI Group Stock all of the issued and outstanding common stock of TCI Satellite Entertainment, Inc. ("Satellite"). At the time of the Satellite Spin-off, Satellite's assets and operations included the Company's interest in Primestar L.P., the Company's business of distributing Primestar L.P. programming and two communications satellites. As a result of the Satellite Spin-off, Satellite's operations are no longer consolidated with the Company's.

                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         Summarized financial information of Satellite as of December 4, 1996 and from January 1, 1996 through December 4, 1996 is as follows (amounts in millions):

     Financial Position

        Cash, receivables and other assets                        $   104
        Investment in Primestar L. P                                   32
        Property and equipment, net                                 1,111
                                                                  -------

                                                                  $ 1,247
                                                                  =======

        Accounts payable and accrued liabilities                  $    60
        Due to Primestar L. P                                         458
        Due to TCI                                                    324
        Equity                                                        405
                                                                  -------
                                                                  $ 1,247
                                                                  =======

     Operations

        Revenue                                                   $   377
        Operating expenses                                           (373)
        Depreciation                                                 (166)
                                                                  -------
          Loss before income tax benefit                             (162)

        Income tax benefit                                             53
                                                                  --------

          Net loss                                                $  (109)
                                                                  =======

(12)     Debt

         Debt is summarized as follows:

                                           Weighted average           December 31,
                                           interest rate at      ----------------------
                                           December 31, 1998       1998          1997
                                           -----------------     --------      --------
                                                                  amounts in millions
Debt of subsidiaries:
    Notes payable (a)                            7.7%            $  9,412         9,017
    Bank credit facilities (b)                   6.1%               3,773         5,233
    Commercial paper                             5.6%                 109           533
    Convertible notes (c)                        9.5%                  40            40
    Other debt, at varying rates                                      718           427
                                                                 --------      --------
                                                                 $ 14,052        15,250
                                                                 ========      ========

(a) During the year ended December 31, 1998, the Company purchased certain notes payable which had an aggregate principal balance of $416 million and fixed interest rates ranging from 8.67% to 10.25% (the "1998 Purchases"). In connection with the 1998 Purchases, the Company recognized a loss on early extinguishment of debt of $60 million. Such loss related to prepayment penalties amounting to $52 million and the retirement of deferred loan costs.

                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         During the year ended December 31, 1997, the Company purchased certain notes payable which had an aggregate principal balance of $409 million and fixed interest rates ranging from 8.75% to 10.13% (the "1997 Purchases"). In connection with the 1997 Purchases, the Company recognized a loss on early extinguishment of debt of $39 million. Such loss related to prepayment penalties amounting to $33 million and the retirement of deferred loan costs.

         During the year ended December 31, 1996, the Company purchased certain notes payable which had an aggregate principal balance of $904 million and fixed interest rates ranging from 7.88% to 10.44% (the "1996 Purchases"). In connection with the 1996 Purchases, the Company recognized a loss on early extinguishment of debt of $62 million. Such loss related to prepayment penalties amounting to $60 million and the retirement of deferred loan costs.

(b) At December 31, 1998, subsidiaries of the Company had approximately $3.7 billion in unused lines of credit, excluding amounts related to lines of credit which provide availability to support commercial paper.

         As security for borrowings under one of the Company's credit facilities, the Company has pledged a portion of its TW Exchange Stock with an estimated market value at December 31, 1998 of $2.7 billion based upon the market value of the marketable common stock into which it is convertible. Additionally, as security for borrowings under another of its credit facilities, the Company has pledged its holdings in Discovery Communications, Inc., QVC and the FKW Preferred Stock. At December 31, 1998, the carrying value of such holdings aggregated $617 million.

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

                                                                    (continued)

(c) The convertible notes, which are stated net of unamortized discount of $166 million at December 31, 1998 and 1997, mature on December 11, 2021. Such notes are held by a director of the Company, as well as several members of his family. In connection with the AT&T Merger, such director resigned. The notes require, so long as conversion of the notes has not occurred, an annual interest payment through 2003 equal to 1.85% of the face amount of the notes. During the year ended December 31, 1997, certain of these notes were converted, pursuant to their existing terms, into 2,533,116 shares of TCI Group Series A Stock, 1,448,341 shares of Liberty Group Series A Stock and 256,484 shares of Series A Common Stock, $1.00 par value per share, of Satellite ("Satellite Series A Common Stock") and 63,432 shares of TCI Ventures Group Series A Stock. No such conversions occurred during 1998. At December 31, 1998, the notes were convertible, at the option of the holders, into an aggregate of 24,163,259 shares of TCI Group Series A Stock, 19,416,889 shares of Liberty Group Series A Stock, 20,711,364 shares of TCI Ventures Group Series A Stock and 3,451,897 shares of Satellite Series A Common Stock. Pursuant to the terms of the Merger Agreement and a certain stock purchase agreement, dated as of July 9, 1986, among the Company and the holders of such convertible notes, the conversion features of the convertible notes were adjusted such that as of the March 9, 1999 consummation date of the AT&T Merger, such notes were convertible into 19,088,081 shares of AT&T Common Stock, 30,186,816 shares of AT&T Liberty Class A Tracking Stock and 3,451,897 shares of Satellite Series A Common Stock.

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

The fair value of the debt of the Company's subsidiaries is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. At December 31, 1998, the fair value of the Company's debt was $17,816 million (including $2,724 million attributable to the value of the common stock underlying the convertible notes) as compared to a carrying value of $14,052 million on such date.

In order to achieve the desired balance between variable and fixed rate indebtedness, the Company may enter into Interest Rate Swaps pursuant to which it (i) pays fixed interest rates (the "Fixed Rate Agreements") and receives variable interest rates and (ii) pays variable interest rates (the "Variable Rate Agreements") and receives fixed interest rates. During the years ended December 31, 1998, 1997 and 1996, the Company's net payments pursuant to the Fixed Rate Agreements were less than $1 million, $7 million and $14 million, respectively; and the Company's net receipts (payments) pursuant to the Variable Rate Agreements were $10 million, (less than $1 million) and $15 million, respectively. At December 31, 1998, all of the Company's Fixed Rate Agreements had expired.

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

Information concerning the Company's Variable Rate Agreements at December 31, 1998 is as follows (dollar amounts in millions):

                                                                                  Amount to be
           Expiration          Interest rate           Notional                  received upon
             date              to be received           amount                  termination (a)
         --------------        --------------        -----------                ---------------
         April 1999                  7.4%            $        50                  $         1
         September 1999              6.4%                    350                            3
         February 2000            5.8%-6.6%                  300                            4
         March 2000               5.8%-6.0%                  675                            7
         September 2000              5.1%                     75                           --
         March 2027                  9.7%                    300                           36
         December 2036               9.7%                    200                           12
                                                     -----------                  -----------
                                                     $     1,950                  $        63
                                                     ===========                  ===========

----------

(a) The estimated amount that the Company would receive to terminate the agreements at December 31, 1998, taking into consideration current interest rates and the current creditworthiness of the counterparties, represents the fair value of the Interest Rate Swaps.

In addition to the Variable Rate Agreements, the Company entered into Interest Rate Swaps pursuant to which it pays a variable rate based on the London Interbank Offered Rate ("LIBOR") (5.5% at December 31, 1998) and receives a variable rate based on the Constant Maturity Treasury Index ("CMT") (4.9% at December 31, 1998) on a notional amount of $400 million through September 2000; and pays a variable rate based on LIBOR (5.4% at December 31, 1998) and receives a variable rate based on CMT (5.0% at December 31, 1998) on notional amounts of $95 million through February 2000. During the years ended December 31, 1998 and 1997, the Company's net payments (receipts) pursuant to such agreements were $2 million and (less than $1 million), respectively. At December 31, 1998, the Company would be required to pay an estimated $4 million to terminate such Interest Rate Swaps.

The Company is exposed to credit losses for the periodic settlements of amounts due under the Interest Rate Swaps in the event of nonperformance by the other parties to the agreements. However, the Company does not anticipate that it will incur any material credit losses because it does not anticipate nonperformance by the counterparties. Further, the Company does not anticipate material near-term losses in future earnings, fair values or cash flows resulting from derivative financial instruments as of December 31, 1998.

                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

Annual maturities of debt for each of the next five years are as follows (amounts in millions):

                 1999                     $  1,539*
                 2000                        1,574
                 2001                        1,029
                 2002                          661
                 2003                        2,298

         * Includes $109 million of commercial paper.

(13)     Redeemable Preferred Stocks

         Convertible Preferred Stock, Series C. TCI issued 70,575 shares of a series of TCI Series Preferred Stock designated "Convertible Preferred Stock, Series C," par value $.01 per share, as partial consideration for an acquisition by TCI ("Series C Preferred Stock"). All of the issued and outstanding shares of Series C Preferred Stock were retired on December 31, 1997, with the effect that such retired shares have been restored to the status of authorized and unissued shares of Series Preferred Stock, and may be reissued as shares of another series of Series Preferred Stock but may not be reissued as Series C Preferred Stock. Dividends paid on such shares aggregated $12 million and $9 million during 1997 and 1996, respectively.

         Series C-TCI Group Preferred Stock. On December 31, 1997, TCI issued 70,575 shares designated as Series C-TCI Group Preferred Stock as partial consideration for retired Series C Preferred Stock. See also Series C-Liberty Media Group Preferred Stock below. There were 43,575 shares of Series C-TCI Group Preferred Stock outstanding at December 31, 1998. No dividends on such shares were paid in 1998. In connection with the AT&T Merger, shares of Series C-TCI Group Preferred Stock were converted into shares of AT&T Common Stock. See note 2.

         Series C-Liberty Media Group Preferred Stock. On December 31, 1997, TCI issued 70,575 shares designated as Series C-Liberty Media Group Preferred Stock as remaining consideration for retired Series C Preferred Stock. There were 70,575 shares of Series C-Liberty Media Group Preferred Stock authorized and outstanding at December 31, 1998. No dividends on such shares were paid in 1998. In connection with the AT&T Merger, shares of Series C-Liberty Media Group Preferred Stock were converted into shares of AT&T Liberty Class A Tracking Stock. See note 2.

         Convertible Preferred Stock, Series D. The Company had designated and issued 1,000,000 shares of a series of TCI Series Preferred Stock designated "Convertible Preferred Stock, Series D", par value $.01 per share. Outstanding shares during the years ended December 31, 1998, 1997 and 1996 accrued dividends at a rate of 5-1/2% per annum of the liquidation value ($300 per share). Dividends paid on such shares aggregated $10 million, $16 million and $17 million during 1998, 1997 and 1996, respectively.

                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         On February 20, 1998, the Company issued a Notice of Redemption which called for the redemption of all of its outstanding Convertible Preferred Stock, Series D for $304.0233 per share. Effective April 1, 1998, all of the outstanding shares of Convertible Preferred Stock, Series D were redeemed to the extent not previously converted into shares of TCI Group Series A Stock and Liberty Group Series A Stock. The shares of Convertible Preferred Stock, Series D, that were redeemed, as well as previously unissued shares of Convertible Preferred Stock, Series D, were retired, undesignated and restored to the status of authorized and unissued shares of Series Preferred Stock.

         Series F Preferred Stock. The Company is authorized to issue 500,000 shares of Series F Preferred Stock, par value $.01 per share. Prior to the March 9, 1999 consummation of the AT&T Merger and related transactions, subsidiaries of TCI held all the issued and outstanding shares (278,307 shares). See note 2.

         Series G Preferred Stock and Series H Preferred Stock. In January, 1996, TCI designated and issued 7,259,380 shares of a series of TCI Series Preferred Stock designated "Redeemable Convertible TCI Group Preferred Stock, Series G" and 7,259,380 shares of a series of TCI Series Preferred Stock designated "Redeemable Convertible Liberty Media Group Preferred Stock, Series H" as consideration for an acquisition. At December 31, 1998, there were 6,444,244 shares of Series G Preferred Stock and 6,564,794 shares of Series H Preferred Stock outstanding. The initial liquidation value for the Series G Preferred Stock and Series H Preferred Stock was $21.60 per share and $5.40 per share, respectively, subject in both cases, to increase in an amount equal to aggregate accrued but unpaid dividends, if any. Dividends began to accrue on the Series G and Series H Preferred Stock on the first anniversary of issuance of the Series G and Series H Preferred Stock, and were thereafter payable semi-annually commencing January 25, 1997, at a rate of 4% per annum on the liquidation value. Dividends paid on shares of Series G Preferred Stock aggregated $6 million and $3 million during 1998 and 1997, respectively. Dividends paid on shares of Series H Preferred Stock aggregated $1 million in each of 1998 and 1997. In connection with the AT&T Merger, shares of Series G and Series H Preferred Stock were converted into shares of AT&T Common Stock and AT&T Liberty Class A Tracking Stock, respectively. See note 2.

(14) Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely Subordinated Debt Securities of TCIC

         The Company, through certain subsidiary trusts, (the "Trusts"), had preferred securities outstanding at December 31, 1998 as follows:

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
                                                                    ==========

                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

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

         The Trust Preferred Securities are presented together in a separate line item in the accompanying consolidated balance sheets captioned "Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely subordinated debt securities of TCI Communications, Inc." Dividends accrued and paid on the Trust Preferred Securities aggregated $142 million, $132 million and $71 million for the years ended December 31, 1998, 1997 and 1996, respectively, and are included in minority interests in earnings of consolidated subsidiaries in the accompanying consolidated financial statements.

(15)     Stockholders' Equity

         Common Stock

         The Series A Stock each had one vote per share, and the Series B Stock each had ten votes per share. Each share of Series B Stock was convertible, at the option of the holder, into one share of Series A Stock of the applicable Group. See notes 1 and 2.

         The rights of holders of the TCI Group Stock, Liberty Media Group Stock and TCI Ventures Group Stock upon liquidation of TCI were based upon the ratio of the aggregate market capitalization, as defined, of each of the TCI Group Stock, Liberty Group Stock and TCI Ventures Group Stock to the aggregate market capitalization, as defined, of the TCI Group Stock, Liberty Group Stock, and TCI Ventures Group Stock.

         Stock Repurchases

         During the year ended December 31, 1998, pursuant to a stock repurchase program, 66,041 shares of TCI Group Series A Stock, 145,450 shares of TCI Ventures Group Series A Stock, 94,000 shares of TCI Ventures Group Series B Stock and 766,783 shares of Liberty Group Series A Stock were repurchased at an aggregate cost of approximately $31 million.

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

                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         In addition, pursuant to the stock repurchase program, 4,000,000 shares of TCI Group Series A Stock, 330,902 shares of TCI Group Series B Stock and 338,196 shares of TCI Ventures Group Series B Stock were repurchased at an aggregate cost of $77 million during the year ended December 31, 1997. Such shares are reflected as treasury stock in the accompanying consolidated financial statements.

         Effective July 31, 1997, TCI merged Kearns-Tribune into a wholly-owned TCI subsidiary attributed to TCI Group. TCI exchanged 47.2 million shares of TCI Group Series A Stock for shares of Kearns-Tribune which held 17.9 million shares of TCI Group Stock and 10.1 million shares of Liberty Group Stock. Such shares are reflected as common stock held by subsidiaries in the accompanying consolidated financial statements. See note 2.

         During the third quarter of 1997, TCI commenced a tender offer (the "Liberty Tender Offer") to purchase up to an aggregate of 22.5 million shares of Liberty Group Stock at a price of $20 per share through October 3, 1997. During the fourth quarter of 1997, TCI repurchased
         21.7 million shares of Liberty Group Series A Stock and 82,074 shares of Liberty Group Series B Stock at an aggregate cost of approximately $435 million pursuant to the Liberty Tender Offer. Such purchases are reflected as treasury stock in the accompanying consolidated financial statements. See note 2.

         Employee Benefit Plans

         The Company had several employee stock purchase plans to provide employees an opportunity to create a retirement fund including ownership interests in TCI. The primary employee stock purchase plan provided for employees to contribute up to 10% of their compensation to a trust for investment in several diversified investment choices, including investment in Company common stock. The Company, by annual resolution of the Board, generally contributed up to 100% of the amount contributed by employees. Such TCI contribution was invested in TCI Group Stock, Liberty Group Stock and TCI Ventures Group Stock. Certain of the Company's subsidiaries had their own employee benefit plans. Contributions to all plans aggregated $43 million, $38 million and $35 million for 1998, 1997 and 1996, respectively. Subsequent to the AT&T Merger, the significant terms of the employee stock purchase plans will remain substantially unchanged and contributions on behalf of employees will continue to be made in stock.

         Preferred Stock

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

                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         Class A Preferred Stock. The Company is authorized to issue 700,000 shares of Class A Preferred Stock, par value $.01 per share. No such shares were issued and outstanding as of December 31, 1998.

         Class B Preferred Stock. The Company is authorized to issue 1,675,096 shares of Class B Preferred Stock and 1,552,490 of such shares are issued and outstanding, net of shares held by a TCI subsidiary as of December 31, 1998. Following the AT&T Merger, the rights of holders of Class B Preferred Stock will remain unchanged, except that rights applicable to TCI Group Series A Stock will continue to apply to AT&T Common Stock. See note 2.

         Dividends accrue cumulatively (but without compounding) at an annual rate of 6% of the stated liquidation value of $100 per share (the "Stated Liquidation Value"), whether or not such dividends are declared or funds are legally available for payment of dividends. Accrued dividends will be payable annually on March 1 of each year (or the next succeeding business day if March 1 does not fall on a business day), and, in the sole discretion of the Board, may be declared and paid in cash, in shares of TCI Group Series A Stock or in any combination of the foregoing. Accrued dividends not paid as provided above on any dividend payment date will accumulate and such accumulated unpaid dividends may be declared and paid in cash, shares of TCI Group Series A Stock or any combination thereof at any time (subject to the rights of any senior stock and, if applicable, to the concurrent satisfaction of any dividend arrearages on any class or series of TCI preferred stock ranking on a parity with the Class B Preferred Stock with respect to dividend rights) with reference to any regular dividend payment date, to holders of record of Class B Preferred Stock as of a special record date fixed by the Board (which date may not be more than 45 days nor less than 10 days prior to the date fixed for the payment of such accumulated unpaid dividends). Dividends paid on shares of Class B Preferred Stock aggregated $10 million in each of 1998, 1997 and 1996. The Class B Preferred Stock ranks junior to the Series F Preferred Stock with respect to the declaration and payment of dividends.

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

         The Junior Exchange Notes will represent unsecured general obligations of TCI and will be subordinated in right of payment to all "Senior Debt" (as defined in the Indenture). Accordingly, holders of Class B Preferred Stock who receive Junior Exchange Notes in exchange therefor may have difficulty selling such Junior Exchange Notes.

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

         The Class B Preferred Stock will vote in any general election of directors, will have one vote per share for such purpose and will vote as a single class with the TCI common stock and any class or series of TCI preferred stock entitled to vote in any general election of directors. The Class B Preferred Stock will have no other voting rights except as required by the Delaware General Corporation Law.

         Redeemable Convertible Preferred Stock, Series E. The Company is authorized to issue 400,000 shares of Redeemable Convertible Preferred Stock, Series E, par value $.01 per share. No such shares were issued and outstanding as of December 31, 1998.

                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         Stock-Based Compensation

         As of December 31, 1998, the Company and its subsidiaries had several stock-based compensation plans for certain employees, officers, directors and other persons. Such plans are described below.

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

         In 1995, the Company adopted the Tele-Communications, Inc. 1995 Employee Stock Incentive Plan (the "1995 Plan"). In addition, the Company has established the Tele-Communications, Inc. 1996 Stock Incentive Plan (the "1996 Plan" and the Tele-Communications, Inc. 1998 Incentive Plan (the "1998 Plan") and together with the 1994 Plan and the 1995 Plan, the "Incentive Plans"). The 1996 Plan provides (i) for stock-based awards to be made in respect of a maximum of 16 million shares of TCI Group Series A Stock and a maximum of 6 million shares of Liberty Group Series A Stock (subject to certain adjustments described below) and (ii) for cash awards in amounts determined by the TCI compensation committee. The 1998 Plan provides (i) for stock-based awards to be made in respect of a maximum of 10 million shares of any combination of TCI Group Series A Stock or TCI Group Series B Stock, a maximum of 7.5 million shares of any combination of Liberty Group Series A Stock or Liberty Group Series B Stock, and a maximum of 7.5 million shares of any combination of TCI Ventures Group Series A Stock or TCI Ventures Group Series B Stock; and (ii) for cash awards in amounts determined by the TCI compensation committee.

         Awards may be made as grants of stock options ("Options"), stock appreciation rights ("SARs"), restricted shares ("Restricted Shares"), stock units ("Stock Units"), performance awards, or any combination thereof (collectively, "Awards"). Shares in respect of which Awards are made may be either authorized but unissued shares of Series A Stock or issued shares reacquired by the Company, including shares purchased in the open market. Shares of Series A Stock that are subject to Awards that expire, terminate or are annulled for any reason without having been exercised (or, with respect to tandem SARs deemed exercised, by virtue of the exercise of a related Option), or are Restricted Shares or Stock Units that are forfeited prior to becoming vested, or are subject to Awards of SAR's that are exercised for cash, will return to the pool of such shares available for grant under the 1996 Plan or 1998 Plan.

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

                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

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

                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         The following table presents the number and weighted average exercise price ("WAEP") of certain options in tandem with SARs to purchase TCI Group Series A Stock, Liberty Group Series A Stock and TCI Ventures Group Series A Stock pursuant to the Incentive Plans.

                                                                                        TCI
                                                             Liberty                  Ventures
                                  TCI Group                   Group                    Group
                                  Series A                  Series A                  Series A
                                    Stock        WAEP         Stock         WAEP       Stock        WAEP
                                  ---------    --------     ---------     -------     --------    --------
                                                amounts in thousands, except for WAEP

Outstanding at January 1, 1996      17,702     $  15.08      11,568       $  9.39          --
      Exercised                       (196)       12.70        (132)         7.93          --
      Canceled                        (132)       15.35         (42)         8.45          --
                                   -------                  -------                   ------
Outstanding at December 31, 1996    17,374        12.97      11,394          9.41          --
      Adjustment for TCI
         Ventures Exchange          (7,946)       14.22          --                    15,899     $  7.11
      Granted                       12,395        15.27       3,514         15.89         300        7.84
      Exercised                     (5,618)       11.95      (2,502)         8.42      (1,035)       6.76
      Canceled                         (54)       14.27         (42)        10.25          (2)       7.10
                                   -------                  -------                   -------
Outstanding at December 31, 1997    16,151        14.47      12,364         11.45      15,162        7.15
      Granted                        1,175        33.51       8,245         43.23          20       16.50
      Exercised                     (3,091)       13.50      (1,807)         8.13      (2,940)       6.69
      Canceled                        (512)       15.47         (11)         9.78        (521)       6.92
                                   -------                  -------                   -------
Outstanding at December 31, 1998    13,723        16.28      18,791         25.71      11,721        7.29
                                   =======                  =======                   =======
Exercisable at December 31, 1998     5,093        13.99       5,522         10.64       5,025        6.91
                                   =======                  =======                   =======
Vesting Period                     5 years                  5 years                   5 years
                                   =======                  =======                   =======

                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         On December 13, 1995, pursuant to the 1994 Plan, the Company awarded 330,000 restricted shares of TCI Group Series A Stock and 67,500 restricted shares of Liberty Group Series A Stock to certain officers and other key employees of the Company. Based on the terms at the date of grant, such restricted shares vest as to 50% in December 1999 and as to the remaining 50% in December 2000. Such restricted shares had a fair value of $20.625 and $11.67, respectively, on the date of grant. At December 31, 1998, 123,886 restricted shares of TCI Group Series A Stock (after adjustment for TCI Ventures Exchange), 102,228 restricted shares of TCI Ventures Group Series A Stock (after adjustment for TCI Ventures Exchange and a stock dividend) and 45,000 restricted shares of Liberty Group Series A Stock (after adjustment for stock dividends) were unvested.

         On July 23, 1997, pursuant to the 1996 Plan, the Company awarded 400,000 restricted shares of TCI Group Series A Stock to an officer and a director of the Company. Such restricted shares vest as to 50% in July 2001 and as to the remaining 50% in July 2002. Such restricted shares had a fair value of $15.81 on the date of grant. At December 31, 1998, 338,154 restricted shares of TCI Group Series A Stock (after adjustment for TCI Ventures Exchange) and 123,692 restricted shares of TCI Ventures Group Series A Stock (after adjustment for TCI Ventures Exchange and a stock dividend) were unvested.

         On December 16, 1997, the Company granted options in tandem with stock appreciation rights to acquire 2,800,000 shares of TCI Ventures Group Series B Stock to an officer and director of the Company. The options in tandem with stock appreciation rights have an exercise price of $10.37 and vest ratably over five years with such vesting period beginning December 16, 1997, first became exercisable on December 16, 1998 and expire on December 16, 2007.

         On June 23, 1998, pursuant to the 1998 Plan, the Company awarded 1,350,000 restricted shares of TCI Group Series A Stock to certain officers of the Company. Such restricted shares vest as to 50% in June 2002 and as to the remaining 50% in June 2003. Such restricted shares had a fair value of $38.69 on the date of grant.

         On September 3, 1998, pursuant to the 1998 Plan, the Company awarded 1,509,880 restricted shares of TCI Group Series A Stock to certain officers and other key employees of the Company. Such restricted shares vest as to 50% in September 2002 and as to the remaining 50% in September 2003. Such restricted shares had a fair value of $33.75 on the date of grant.

         On December 10, 1998, pursuant to the 1998 Plan, the Company awarded 287,500 restricted shares of TCI Group Series A Stock to an officer and a director of the Company. Such restricted shares vest as to 50% in December 2002 and as to the remaining 50% in December 2003. Such restricted shares had a fair value of $48.375 on the date of grant.

         SARs with respect to 150,000 shares of TCI Group Series A Stock, 569,553 shares of Liberty Group Series A Stock and 577,526 shares of TCI Ventures Group Series A Stock were outstanding at December 31, 1998. These rights have an adjusted strike price of $.52, $.36 and $.26 per share, respectively. All such SARs are 100% vested at December 31, 1998 and expire on March 28, 2001. The Company has the option of paying the holder in stock or cash. During the year ended December 31, 1998, SARs with respect to 358,350 shares of TCI Group Series A Stock were exercised.

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

         At December 31, 1998, 330,000 options with respect to TCI Group Stock granted pursuant to the DSOP were outstanding, 204,000 of which were exercisable. Such options had a range of exercise prices of $12.25 to $16.99, with a WAEP of $14.08, and a weighted average remaining contractual life of 6.76 years.

         At December 31, 1998, 225,000 options with respect to Liberty Group Stock granted pursuant to the DSOP were outstanding, 146,250 of which were exercisable. Such options had a range of exercise prices of $9.78 to $11.67, with a WAEP of $10.18, and a weighted average remaining contractual life of 6.63 years.

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

         On December 13, 1995, stock options in tandem with SARs to purchase 1,352,000 shares of TINTA Series A Stock were granted pursuant to the TINTA 1995 Plan. Such options vest evenly over five years, first became exercisable August 4, 1996 and expire on August 4, 2005. During 1997, TINTA granted stock options in tandem with SARs to purchase 1,130,000 shares of TINTA Series A Stock. Such options vest evenly over five years, first become exercisable one year after date of grant, and expire ten years after date of grant.

                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         As a result of the TINTA Merger on November 19, 1998, each stock option and SAR to purchase TINTA Series A Stock was converted into a stock option or SAR to purchase Liberty Group Series A Stock determined by multiplying the number of TINTA stock options or SARs by
         0.58 at an exercise price per share of such stock option or SAR divided by 0.58. The following descriptions of stock options and/or SARs have been adjusted to reflect such change.

         The following table presents the number and WAEP of certain options in tandem with SARs to purchase TINTA Series A Stock and Liberty Group Series A Stock pursuant to the TINTA 1995 Plan (amounts in thousands, except for WAEP).

                                                                        Liberty
                                                TINTA                    Group
                                              Series A                  Series A
                                                Stock          WAEP      Stock       WAEP
                                              --------      ---------   --------    ------
                                                     amounts in thousands, except for WAEP
Outstanding at January 1, 1996 and 1997         1,352       $   16.00       --        --
      Granted                                   1,130           14.69       --        --
                                               ------                   --------
Outstanding at December 31, 1997                2,482           15.40       --        --

      Adjustment for TINTA Merger              (1,982)          15.31      1,150    $26.40
      Exercised                                  (500)          15.75         (1)    25.21
                                               ------                   --------
Outstanding at December 31, 1998                 --               --       1,149     26.40
                                               ======                   ========
Exercisable at December 31, 1998                 --               --         448     26.97
                                               ======                   ========
Vesting Period                                   --                      5 years
                                               ======                   ========

         On December 13, 1995, pursuant to the TINTA 1995 Plan, 40,000 restricted shares of TINTA Series A Stock were awarded to certain officers and directors of TINTA. Such restricted shares vest as to 50% in December 1999 and as to the remaining 50% in December 2000. Such restricted shares had a fair value of $25.375 on the date of grant. At December 31, 1998, 23,200 restricted shares of Liberty Group Series A Stock (after adjustment for TINTA Merger) were unvested.

         On July 23, 1997, pursuant to the TINTA 1995 Plan, 150,000 restricted shares of TINTA Series A Stock were awarded to a director of TINTA. Such restricted shares vest as to 50% in July 2001 and as to the remaining 50% in July 2002. Such restricted shares had a fair value of $14.625 on the date of grant. At December 31, 1998, 87,000 restricted shares of Liberty Group Series A Stock (after adjustment for TINTA Merger) were unvested.

                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

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

         At December 31, 1998, 116,000 options with respect to Liberty Group Series A Stock (after adjustment for TINTA Merger) granted pursuant to the TINTA Director Plan were outstanding, 46,400 of which were exercisable. Such options had an exercise price of $27.58 and a weighted average remaining contractual life of 8 years.

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

                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         Each such officer and key employee was also granted a similar option (the "Wireline Option") representing 1.0% of the Company's common equity in TCI Wireline, Inc., another consolidated subsidiary of the Company, ("Wireline"). The aggregate exercise price for each such Wireline Option is equal to 1.0% of the Company's cumulative investment in Wireline as of December 1, 1996, adjusted for a 6% per annum interest factor from the date each such investment was made to the date of such exercise. All of such options vest 20% per annum beginning February 1, 1997 and expire on February 1, 2006. Such options had a fair value of $4,400 per option on the date of grant. Such options must be exercised on a pro rata basis with the CLEC SARs discussed above. On February 19, 1999 the Company repurchased from the holders of the Wireline Options all shares of the common stock of Wireline acquired by such holders pursuant to the Wireline Options. At such time the Company canceled the Wireline Options and deleted the requirement in the CLEC SARs that holders thereof exercise their Wireline Option in order to exercise their CLEC SAR.

                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         Effective December 1, 1996, certain officers and key employees of the Company were each granted options (the "Internet Option") representing 1% of the Company's common equity in TCI Internet Services, Inc. ("TCI Internet"), a consolidated subsidiary of the Company. The aggregate exercise price for each Internet Option was equal to 1.0% of the Company's cumulative investment in TCI Internet as of December 1, 1996, adjusted for a 6% per annum interest factor from the date each such investment was made to the date of such exercise price. Such options vest 20% per annum beginning February 1, 1997 and expire on February 1, 2006. Such options had a fair value of $346,800 on the date of grant. In anticipation of the transfer to TCI.NET, Inc. ("TCI.NET") of the Internet services distribution business conducted through subsidiaries of TCI Internet, each such option was replaced during 1997 with an option to acquire a number of shares equal to 1.0% of TCI's common equity in TCI.NET at December 1, 1996 and a SAR with respect to a number of shares equal to 1.0% of TCI's common equity in TCI Internet at December 1, 1996. The material terms of the option to acquire shares of TCI.NET are the same as those of the Internet Option, except that the exercise price, which will be payable to TCI. NET, is an allocated portion of the exercise price under the Internet Option based on TCI's cumulative investment in the Internet services distribution business relative to the balance of its cumulative investment in TCI Internet at December 1, 1996. The SAR entitles the holder to the excess of the value of the shares subject to the SAR (based on the percentage that such shares represent of the total value of the common equity of TCI Internet as of the exercise date) over 1% of TCI's cumulative investment in TCI Internet at December 1, 1996, plus a 6% per annum interest factor from the date when each such investment was made to the date of exercise. Any exercise by the holder of all or part of the TCI.NET option must be accompanied by the exercise by such holder of a pro rata portion of the TCI Internet SAR, and vice versa. On February 19, 1999 the Company repurchased from the holders of the TCI.NET options all shares of the common stock of TCI.NET acquired by such holders pursuant to the TCI.NET option. At such time the Company canceled the TCI.NET options and deleted the requirement in the TCI Internet SARs that holders thereof exercise their TCI.NET option in order to exercise their TCI Internet SAR. In connection with the AT&T Merger, the TCI Ventures Group's equity interest in @Home, which constituted substantially all of the value of the assets of TCI Internet, was transferred to the TCI Group. As a result, on March 8, 1999 each Internet SAR was amended to provide, among other things, that following the AT&T Merger the amounts payable upon exercise of the Internet SARs would not be determined by reference to the fair market value of TCI Internet, but would instead be based upon the fair market value (determined as of the date of exercise of an Internet SAR) of the investment securities held by TCI Internet prior to the AT&T Merger, subject to certain adjustments. Such amendment also provided that the cash settlement value of the Internet SAR would be paid, at the grantor's election, in cash, AT&T stock or other stock owned by the grantor. In connection with such amendment, TCI or Liberty Media Corporation ("Liberty") (depending upon which entity employed the holder of the Internet SAR) was substituted for TCI Internet as the obligor under the Internet SARs.

                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         At December 31, 1998, 20 Wireless SARs were outstanding, all of which were exercisable. Such SARs had an exercise price of $1,040,968 and an average remaining contractual life of 8 years.

         At December 31, 1998, 12 TCI Internet SARs were outstanding, none of which were exercisable. Such SARs and options had an exercise price of $37,023 and an average remaining contractual life of 8 years.

         At December 31, 1998, all of the CLEC SARs had been exercised.

         United Video Satellite Group, Inc. Equity Incentive Plan and United Video Satellite Group, Inc. Stock Option Plan for Non-Employee Directors. UVSG sponsors the United Video Satellite Group, Inc. Equity Incentive Plan under which 8.0 million shares of UVSG's Class A Common Stock are authorized to be issued in connection with the exercise of awards of stock options, stock appreciation rights and restricted stock granted under the plan. UVSG's Equity Incentive Plan provides that the price at which each share of stock covered by an option may be acquired shall in no event be less than 100% of the fair market value of the stock on the date the option is granted, except in certain limited circumstances. Additionally, UVSG sponsors the United Video Satellite Group, Inc. Stock Option Plan for Non-Employee Directors under which 500,000 shares of UVSG's Class A Common Stock are authorized to be issued in connection with the exercise of stock options granted thereunder.

         At December 31, 1998, 6.3 million shares of UVSG's Class A Common Stock were reserved for issuance under the stock option plans. The options granted under the stock option plans expire ten years from the date of grant. Options outstanding are as follows (amounts in thousands, except for WAEP):

                                                     UVSG
                                                 Class A Common
                                                    Stock (1)      WAEP (1)
                                                 --------------    --------
         At January 1, 1996                         $ 4,121          4.25
              Granted                                 1,276         11.11
              Exercised                                (815)         4.04
              Canceled                                 (805)         9.21
                                                    -------

         At December 31, 1996                         3,777          5.56
              Granted                                   916          8.54
              Exercised                              (2,089)         4.04
              Canceled                                 (252)         5.88
                                                    -------

         At December 31, 1997                         2,352          8.03
              Granted                                   709         16.61
              Exercised                                (254)         6.84
              Canceled                                  (36)         9.41
                                                    -------

         Exercisable at December 31, 1998             2,771         10.32
                                                    =======

----------
(1)      Adjusted for two-for-one stock split.

         Exercise prices for options outstanding as of December 31, 1998 ranged from $4 to $17. The weighted-average remaining contractual life of such options is 7.8 years.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         On March 1, 1999, the Company's voting interest in UVSG was reduced to 49% and the Company ceased to include UVSG in its consolidated financial results and began to account for UVSG using the equity method of accounting. See note 10.

         At Home Corporation Stock Option Plans. @Home adopted certain stock option plans (the "@Home Plans") during 1996, 1997 and 1998. The @Home Plans provide for the grant of incentive stock options, nonqualified stock options, restricted stock awards and stock bonuses to employees, directors and consultants of @Home. Options under the @Home Plans generally vest at the rate of 25% after one year and ratably on a monthly basis for three years thereafter.

         Options outstanding are as follows (amounts in thousands, except for WAEP):

                                                          @Home
                                                     Series A Common
                                                          Stock          WAEP
                                                     ---------------    ------
         At January 1, 1996                                    --       $   --
              Granted                                       5,296          .06
              Exercised                                    (4,875)         .06
              Canceled                                       (198)         .05
                                                          -------

         At December 31, 1996                                 223          .06
              Granted                                       5,158         6.30
              Exercised                                    (2,170)         .25
              Canceled                                       (153)        3.78
                                                          -------

         At December 31, 1997                               3,058        10.26
              Granted                                       7,648        40.73
              Exercised                                      (425)        7.01
              Canceled                                       (268)       18.83
                                                          -------

         At December 31, 1998                              10,013        33.44
                                                          =======

         Exercisable at December 31, 1998                   1,616         6.69
                                                          =======

         Exercise prices for options outstanding as of December 31, 1998 ranged from $.05 to $71.50. The weighted-average remaining contractual life of such options is 8.31 to 9.97 years.

         TCI Music, Inc. Stock Incentive Plan. During 1997 and 1998, TCI Music, Inc., a subsidiary of the Company, ("TCI Music") granted stock options with tandem SARs to employees under the TCI Music, Inc. 1997 Stock Incentive Plan (the "TCI Music Stock Plan") which is authorized to issue up to 4,000,000 shares. Options granted under the TCI Music Stock Plan expire ten years from the date of grant. In addition TCI Music granted stock options with tandem SARs to the board of directors and employees in connection with certain mergers. Options issued under the TCI Music Stock Plan and in connection with certain mergers generally vest annually in 20% cumulative increments.

         On December 21, 1998, TCI Music re-priced the stock options with tandem SARs pursuant to the TCI Music Stock Plan at $4.00 for all grants to executive officers and employees of TCI Music and its subsidiaries.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         The following table presents the number and WAEP of options in tandem with SARs to purchase TCI Music Series A Common Stock, after giving effect to the re-pricing at $4.00 for certain options and tandem SARs (amounts in thousands, except for WAEP):

                                                          TCI Music
                                                          Series A
                                                         Common Stock    WAEP
                                                         ------------    ----
         At January 1, 1997                                     --         --
               Granted                                       3,609       5.75
                                                            ------

         At December 31, 1997                                3,609       5.75
               Granted                                       1,771       4.00
               Exercised                                       (21)      4.00
               Canceled                                       (311)      4.00
                                                            ------

         At December 31, 1998                                5,048       5.25
                                                            ======

         Exercisable at December 31, 1998                    1,373       5.84
                                                            ======


         Exercise prices for options outstanding as of December 31, 1998 ranged from $4.00 to $6.25. The weighted average remaining contractual life of such options is 8.7 years. The weighted average fair value of options granted during 1998, after giving effect to the re-pricing at $4.00 for certain options and tandem SARs, and 1997 was $3.51 and $3.31, respectively.

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

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         Estimated compensation relating to restricted stock awards, options with tandem SARs and SARs has been recorded through December 31, 1998 pursuant to APB Opinion No. 25. Such estimate is subject to future adjustment based upon market value, and ultimately, on the final determination of market value when the rights are exercised or the restricted stock awards are vested. Compensation recognized for options with tandem SARs and SARs for the years ended December 31, 1998, 1997 and 1996 was $858 million, $485 million and $(14 million), respectively. Compensation recognized for restricted stock awards for the years ended December 31, 1998, 1997 and 1996 was $8 million, $3 million and $1 million, respectively. Had the Company accounted for its stock based compensation pursuant to the fair value based accounting method in SFAS 123, the Company's net earnings (loss) and net earnings
         (loss) per share would have changed to the pro forma amounts indicated below (amounts in millions, except per share amounts):

                                                                         1998        1997      1996
                                                                         ----        ----      ----
         Pro forma net earnings (loss) attributable to common
             stockholders                                               $ 1,902      (608)      256

         Pro forma basic net earnings (loss) attributable to common stockholders per common share

               TCI Group Series A and Series B                          $  (.46)     (.86)    (1.20)
               Liberty Media Group Series A and Series B                $   .43       .34      2.82
               TCI Ventures Group Series A and Series B                 $  4.71      (.47)       --

         Pro forma diluted net earnings (loss) attributable to common stockholders per common and potential common share

               TCI Group Series A and Series B                          $  (.49)     (.86)    (1.20)
               Liberty Media Group Series A and Series B                $   .39       .31      2.58
               TCI Ventures Group Series A and Series B                 $  4.41      (.47)       --


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

          Treasury Stock and Common Stock Held by Subsidiaries, at Cost

                                                           December 31, 1998            December 31, 1997
                                                     ---------------------------    -------------------------
                                                       Number of                    Number of
                                                        shares      Cost basis       shares       Cost basis
                                                     ------------  ------------     ----------   ------------
                                                                  (dollar amounts in millions)

         Treasury stock is summarized as follows:
               TCI Group Series A Stock               11,362,365   $        182     11,296,324   $        180
               TCI Group Series B Stock                  330,902              7     30,876,766            518
               Liberty Group Series A Stock           25,561,455            505     25,082,172            489
               Liberty Group Series B Stock               82,074              2         82,074              2
               TCI Ventures Group Series A Stock          61,450              1             --             --
               TCI Ventures Group Series B Stock         432,196              5        338,196              4
         Common stock held by subsidiaries is
           summarized as follows:
               TCI Group Series A Stock              125,728,816            466    125,645,656            464
               TCI Group Series B Stock                9,154,134            161      9,112,500            160
               Liberty Group Series A Stock            6,654,367            113      6,654,367            113
               Liberty Group Series B Stock            3,417,187             61      3,417,187             61
                                                                   ------------                  ------------
                                                                   $      1,503                  $      1,991
                                                                   ============                  ============

         In conjunction with the AT&T Merger, such shares held in treasury and such shares held by subsidiaries were canceled. See note 2.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         General

         During the fourth quarter of 1997, the Company entered into a total return equity swap facility (the "Equity Swap Facility"). Pursuant to the Equity Swap Facility, the Company would have the right to direct the counterparty (the "Counterparty") to use the Equity Swap Facility to purchase shares ("Equity Swap Shares") of TCI Group Series A Stock and TCI Ventures Group Series A Stock with an aggregate purchase price of up to $300 million. The Company would have the right, but not the obligation, to purchase Equity Swap Shares through the September 30, 2000 termination date of the Equity Swap Facility. During such period, the Company would settle periodically any increase or decrease in the market value of the Equity Swap Shares. If the market value of the Equity Swap Shares should exceed the Counterparty's cost, Equity Swap Shares with a fair value equal to the difference between the market value and cost would be segregated from the other Equity Swap Shares. If the market value of Equity Swap Shares should be less than the Counterparty's cost, the Company, at its option, would settle such difference with shares of TCI Group Series A Stock or TCI Ventures Group Series A Stock or, subject to certain conditions, with cash or letters of credit. In addition, the Company would be required to periodically pay the Counterparty a fee equal to a LIBOR-based rate on the Counterparty's cost to acquire the Equity Swap Shares. Due to the Company's ability to issue shares to settle periodic price fluctuations and fees under the Equity Swap Facility, the Company records all amounts received or paid under this arrangement as increases or decreases, respectively, to equity. As of December 31, 1998, the Equity Swap Facility had acquired 4,935,780 shares of TCI Group Series A Stock and 1,171,800 shares of TCI Ventures Group Series A Stock at an aggregate cost that was approximately $135 million less than the fair value of such Equity Swap Shares at December 31, 1998. From February 10, 1999 to March 5, 1999, the Company terminated all transactions under the Equity Swap Facility and the related swap agreement. In connection with the termination of such transactions the Company received an aggregate cash payment of $170 million.

         At December 31, 1998, there were 99,890,031 shares of TCI Group Series A Stock, 55,828,238 shares of Liberty Group Series A Stock, 33,009,606 shares of TCI Ventures Group Series A Stock and 2,800,000 shares of TCI Ventures Group Series B Stock reserved for issuance under exercise privileges related to options, convertible debt securities and convertible preferred stock. Also, one share of Series A Stock is reserved for each share of Series B Stock. Additionally, at December 31, 1998, subsidiaries of TCI owned an aggregate of 278,307 shares of Series F Preferred Stock. In connection with a restructuring, 123,896 shares of Series F Preferred Stock were converted into 185,428,946 shares of TCI Group Series A Stock and the remaining 154,411 shares of Series F Preferred Stock were canceled. See note 2.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(16)     Other Comprehensive Earnings

         Accumulated other comprehensive earnings included in the Company's consolidated balance sheets and consolidated statements of stockholders' equity reflect the aggregate of foreign currency translation adjustments and unrealized holding gains and losses on securities classified as available-for-sale. The change in the components of accumulated other comprehensive earnings, net of taxes, is summarized as follows:

                                                          Foreign             Unrealized           Accumulated
                                                          currency               gains                other
                                                         translation          (losses) on         comprehensive
                                                         adjustments          securities            earnings
                                                       ---------------       --------------     -----------------
                                                                          amounts in millions
         Balance at January 1, 1996                      $          (9)                 338                   329
         Other comprehensive earnings (loss)                        35                 (323)                 (288)
                                                         -------------       --------------     -----------------

         Balance at December 31, 1996                               26                   15                    41
         Other comprehensive earnings (loss)                       (22)                 753                   731
                                                         -------------       --------------     -----------------

         Balance at December 31, 1997                                4                  768                   772
         Other comprehensive earnings                                2                2,975                 2,977
                                                         -------------       --------------     -----------------

         Balance at December 31, 1998                    $           6                3,743                 3,749
                                                         =============       ==============     =================


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         The components of other comprehensive earnings are reflected in the Company's consolidated statements of operations and comprehensive earnings, net of taxes and reclassifications adjustments for gains realized in net earnings (loss). The following table summarizes the tax effects and reclassification adjustments related to each component of other comprehensive earnings.

                                                                                       Tax
                                                                 Before-tax          (expense)            Net-of-tax
                                                                   amount             benefit               amount
                                                                -------------      --------------      ---------------
                                                                                  amounts in millions
         Year ended December 31, 1998:
         Foreign currency translation adjustments               $           3                  (1)                   2
                                                                -------------      --------------      ---------------
         Unrealized gains on securities:
             Unrealized holding gains arising during period             4,889              (1,912)               2,977
             Less: reclassification adjustment for gains
                realized in net earnings                                   (4)                  2                   (2)
                                                                -------------      --------------      ---------------
             Net unrealized gains                                       4,885              (1,910)               2,975
                                                                -------------      --------------      ---------------
         Other comprehensive earnings                           $       4,888              (1,911)               2,977
                                                                =============      ==============      ===============
         Year ended December 31, 1997:
         Foreign currency translation adjustments               $         (34)                 12                  (22)
                                                                -------------      --------------      ---------------
         Unrealized gains on securities:
             Unrealized holding gains arising during period             1,236                (483)                 753
             Less: reclassification adjustment for gains
                realized in net earnings                                   --                  --                   --
                                                                -------------      --------------      ---------------
             Net unrealized gains                                       1,236                (483)                 753
                                                                -------------      --------------      ---------------
         Other comprehensive earnings                           $       1,202                (471)                 731
                                                                =============      ==============      ===============
         Year ended December 31, 1996:
         Foreign currency translation adjustments               $          54                 (19)                  35
                                                                -------------      --------------      ---------------
         Unrealized gains on securities:
             Unrealized holding gains arising during period                67                 (26)                  41
             Less: reclassification adjustment for gains
                realized in net earnings                                 (598)                234                 (364)
                                                                -------------      --------------      ---------------
             Net unrealized gains                                        (531)                208                 (323)
                                                                -------------      --------------      ---------------
         Other comprehensive earnings                           $        (477)                189                 (288)
                                                                =============      ==============      ===============



                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(17)     Transactions with Officers and Directors

         On June 16, 1997, (a) the Company issued 30,545,864 shares of TCI Group Series A Stock (which shares are entitled to one vote per share) to the Estate of Bob Magness (the "Magness Estate"), the late founder and former Chairman of the Board of TCI in exchange (the "Exchange") for an equal number of shares of TCI Group Series B Stock (which shares are entitled to ten votes per share) owned by the Magness Estate, (b) the Magness Estate sold (the "Sale") the shares of TCI Group Series A Stock received in the Exchange, together with approximately 1.5 million shares of TCI Group Series A Stock that the Magness Estate previously owned (collectively, the "Option Shares"), to two investment banking firms (the "Investment Bankers") for approximately $530 million (the "Sale Price") and (c) TCI entered into an agreement with the Investment Bankers whereby TCI would have the option, but not the obligation, to purchase the Option Shares at any time on or before June 16, 1999 (the "Option Period"). The preceding transactions are referred to collectively as the "June 16 Stock Transaction". During the Option Period, the Company and the Investment Bankers would settle quarterly any increase or decrease in the market value of the Option Shares. If the market value of the Option Shares should exceed the Investment Bankers' cost, Option Shares with a fair value equal to the difference between the market value and cost would be segregated from the other Option Shares in an account at the Investment Bankers. If the market value of the Option Shares should be less than the Investment Bankers' cost, the Company, at its option, would settle such difference with shares of TCI Group Series A Stock or TCI Ventures Group Series A Stock or, subject to certain conditions, with cash or letters of credit. In addition, the Company would be required to pay the Investment Bankers a quarterly fee equal to LIBOR plus 1% on the Sale Price, as adjusted for payments made by the Company pursuant to any quarterly settlement with the Investment Bankers. Due to the Company's ability to settle quarterly price fluctuations and fees with shares of TCI Group Series A Stock or TCI Ventures Group Series A Stock, the Company records all amounts received or paid under this arrangement as increases or decreases, respectively, to equity. During the fourth quarter of 1997, the Company repurchased 4 million shares of TCI Group Series A Stock from one of the Investment Bankers for an aggregate cash purchase price of $66 million. Additionally, as a result of the Exchange Offers and certain open market transactions that were completed to obtain the desired weighting of TCI Group Series A Stock and TCI Ventures Group Series A Stock, the Investment Bankers disposed of 4,210,308 shares of TCI Group Series A Stock and acquired 23,407,118 shares of TCI Ventures Group Series A Stock during the last half of 1997. As a result of the foregoing transactions and certain transactions related to the January 5, 1998 settlement of litigation involving the Magness Estate, as described below, the Option Shares were comprised of 6,201,042 shares of TCI Group Series A Stock and 11,740,610 shares of TCI Ventures Group Series A Stock at December 31, 1998. At December 31, 1998, the market value of the Option Shares exceeded the Investment Bankers' cost by $421 million.

         Pursuant to a certain letter agreement, dated June 16, 1997, between Dr. Malone, TCI's Chairman and Chief Executive Officer, and the Magness Estate, Dr. Malone agreed to waive certain rights of first refusal with respect to shares of TCI Group Series B Stock beneficially owned by the Magness Estate. Such rights of first refusal arise from a letter agreement, dated June 17, 1988, among Bob Magness, Kearns-Tribune Corporation and Dr. Malone, pursuant to which Dr. Malone was granted a right of first refusal to acquire any shares of TCI Group Series B Stock which the other parties proposed to sell. As a result of Dr. Malone's rights under such June 17, 1988 letter agreement, such waiver was necessary in order for the Magness Estate to consummate the Exchange and the Sale.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         In consideration for such waiver, TCI granted Dr. Malone the right (the "Malone Right") to acquire from time to time until June 30, 1999, from TCI up to 30,545,864 shares of the TCI Group Series B Stock acquired by TCI from the Magness Estate pursuant to the Exchange. Such acquisition may be made in exchange for either, or any combination of, shares of TCI Group Series A Stock owned by Dr. Malone (exchanged on a one for one basis), or cash in an amount equal to the average closing sale price of the TCI Group Series B Stock for the five trading days preceding the acquisition.

         In connection with certain legal proceedings relative to the probate of the Magness Estate, one or more of Gary Magness and Kim Magness, Bob Magness' sons, Sharon Magness, Bob Magness' surviving second wife and the original personal representatives of the Magness Estate advanced various claims, causes of action, demands, complaints and requests against one or more of the others. In addition, Kim Magness and Gary Magness, in a Complaint And Request To Void Sale Of TCI Stock, And For Damages And Surcharge, filed on October 29, 1997 (the "Voiding Action"), advanced various claims relating to the June 16 Stock Transaction against TCI, Dr. Malone and the original personal representatives of the Magness Estate. Among other matters, the Voiding Action challenged the June 16 Stock Transaction on various fiduciary bases and requested rescission of such transaction and damages.

         Pursuant to an agreement effective as of January 5, 1998, TCI, Gary Magness, Kim Magness, Sharon Magness, the Magness Estate, the Estate of Betsy Magness (the first wife of Bob Magness) and Dr. Malone agreed to settle their respective claims against each other relating to the Magness Estate and the June 16 Stock Transaction, in each case without any of those parties admitting any of the claims or allegations against that party (the "Magness Settlement").

         In connection with the Magness Settlement, portions of the Exchange and Sale were unwound such that (i) 10,201,041 shares of TCI Group Series A Stock and 11,666,506 shares of TCI Ventures Group Series A Stock were returned to TCI as authorized but unissued shares, (ii) the Magness Estate returned to the Investment Bankers the portion of the Sale Price attributable to such returned shares and (iii) the Magness Estate paid $11 million to TCI representing a reimbursement of the Exchange fees incurred by TCI from June 16, 1997 through February 9, 1998 with respect to such returned shares. TCI then issued to the Magness Estate 10,017,145 shares of TCI Group Series B Stock and 12,034,298 shares of TCI Ventures Group Series B Stock. In addition, as part of the Magness Settlement, TCI issued 1,339,415 shares of TCI Group Series B Stock to the Estate of Betsy Magness in exchange for an equal number of shares of TCI Group Series A Stock and issued 1,531,834 shares of TCI Ventures Group Series B Stock for an equal number of shares of TCI Ventures Group Series A Stock.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         On February 9, 1998, in connection with the Magness Settlement, TCI entered into a call agreement (the "Malone Call Agreement") with Dr. Malone and Dr. Malone's wife (together with Dr. Malone, the "Malones"), under which the Malones granted to TCI the right to acquire any shares of TCI stock which are entitled to cast more than one vote per share (the "High-Voting Shares") owned by the Malones, which at December 31, 1998 consisted of an aggregate of approximately 69 million High-Voting Shares upon Dr. Malone's death or upon a contemplated sale of the High-Voting Shares (other than a minimal amount) to third persons. In either such event, TCI has the right to acquire the shares at a maximum price equal to the then relevant market price of shares of "low-voting" Series A Stock plus a ten percent premium. The Malones also agreed that if TCI were ever to be sold to another entity, then the maximum premium that the Malones would receive on their High-Voting Shares would be no greater than a ten percent premium over the price paid for the relevant shares of Series A Stock. TCI paid $150 million to the Malones in consideration of their entering into the Malone Call Agreement.

         Also on February 9, 1998, in connection with the Magness Settlement, certain members of the Magness family, individually and in certain cases, on behalf of the Estate of Betsy Magness and the Magness Estate (collectively, the "Magness Family") also entered into a call agreement with TCI (with substantially the same terms as the one entered into by the Malones, including a call on the shares owned by the Magness Family upon Dr. Malone's death) (the "Magness Call Agreement") on the Magness Family's, which at December 31, 1998 consisted of an aggregate of approximately 55 million High-Voting Shares. The Magness Family was paid $124 million by TCI in consideration of their entering into the Magness Call Agreement.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         Additionally, on February 9, 1998, the Magness Family entered into a Shareholders' Agreement (the "Shareholders' Agreement") with the Malones and TCI under which (i) the Magness Family and the Malones agree to consult with each other in connection with matters to be brought to the vote of TCI's stockholders, subject to the proviso that if they cannot mutually agree on how to vote the shares, Dr. Malone has an irrevocable proxy to vote the High-Voting Shares owned by the Magness Family, (ii) the Magness Family may designate a nominee for the Board and Dr. Malone has agreed to vote his High-Voting Shares for such nominee and (iii) certain "tag along rights" have been created in favor of the Magness Family and certain "drag along rights" have been created in favor of the Malones. In addition, the Malone Right granted by TCI to Dr. Malone to acquire 30,545,864 shares of TCI Group Series B Stock was reduced to an option to acquire 14,511,570 shares of TCI Group Series B Stock. Pursuant to the terms of the Shareholders' Agreement, the Magness Family has the right to participate in the reduced Malone Right on a proportionate basis with respect to 12,406,238 shares of the 14,511,570 shares subject to the Malone Right. On June 24, 1998, Dr. Malone delivered notice to TCI exercising his right to purchase (subject to the Magness Family proportionate right) up to 14,511,570 shares of TCI Group Series B Stock at a per share price of $35.5875 pursuant to the Malone Right. In addition, a representative of the Magness Family advised Dr. Malone that the Magness Family would participate in such purchase up to the Magness Family's proportionate right. On October 14, 1998, 8,718,770 shares of TCI Group Series B Stock were issued to Dr. Malone upon payment of cash consideration totaling $310 million. On October 16, 1998, 5,792,800 shares of TCI Group Series B Stock were issued to the Magness Family upon payment of cash consideration totaling $206 million. In connection with the acquisition of the TCI Group Series B Stock by Dr. Malone, TCI executed certain waivers to the Malone Call Agreement and TCI and the Magness Family executed a waiver to the Shareholders' Agreement to, among other things, permit (subject to certain limitations) the pledge of TCI Group Series B Stock owned by Dr. Malone as collateral to the lenders who provided the funds for his purchase of shares of TCI Group Series B Stock. In connection with the AT&T Merger, Liberty became entitled to exercise TCI's rights under each Call Agreement and the Shareholders' Agreement with respect to the AT&T Liberty Class B Tracking Stock acquired by the Malones and the Magness Family as a result of the AT&T Merger and the Malones and the Magness Family agreed that the Shareholders' Agreement would continue to apply to the AT&T Liberty Class B Tracking Stock.

         On February 1, 1999, the Company began to terminate the transactions under the agreements with the Investment Bankers described above, and as of March 5, 1999, such transactions were terminated. In connection with the termination of such transactions the Company received an aggregate cash payment of $509 million.

         After the Company's stockholders voted to approve the terms of the AT&T Merger, on February 17, 1999, the Board approved the payment by Liberty/Ventures Group of $1 million to each of two directors of the Company for their services on the Special Committee of the Company's Board in evaluating the AT&T Merger and the consideration to be received by the stockholders of the Company.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         Prior to the AT&T Merger, a limited liability company owned by Dr. Malone acquired, from certain subsidiaries of the Company, for $17 million working cattle ranches located in Wyoming. No gain or loss was recognized on such acquisition. The purchase price was paid by such limited liability company was in the form of a 12-month note in the amount of $17 million having an interest rate of 7%. Such note is payable at any time without penalty and is personally guaranteed by Dr. Malone.

         On April 30, 1998, TCI ICM VI, Inc., a subsidiary of the Company, acquired a 99.999% limited partnership interest in InterMedia Capital Management VI, L.P. ("ICM VI") from an individual who is an executive officer and a director of the Company, in exchange for (i) 153,183 shares of Liberty Group Series B Stock (the "Liberty Shares") valued at $5 million and (ii) a .495% limited partnership interest in InterMedia Capital Partners VI, L.P. ("ICP VI") having a capital account of $1 million (the "InterMedia VI Transaction"). Such individual acquired his partnership interest in ICM VI in July 1996 for $10,000. On the InterMedia VI Transaction closing date, the .001% general partnership interest in ICM VI was held by InterMedia Management, Inc. ("IMI"), a corporation all of the stock of which is owned by a former officer of the Company. The other partnership interests in ICP VI are held by TCI IP-VI, LLC, a wholly owned subsidiary of the Company (49.005% limited partnership interest), Blackstone Cable Acquisition Company, LLC or its affiliates (49.500% limited partnership interest), ICM VI (.999% limited partnership interest), and InterMedia Capital Management VI, LLC, an entity of which IMI is the sole member (.001% general partnership interest).

         On August 5, 1998, a then director of the Company paid $1.8 million to purchase, at fair value, the Company's interest in General Communication, Inc.

         On December 10, 1998, the Board approved the grant to a director of the Company of 250,000 restricted shares of TCI Group Series A Stock contingent upon the consummation of the AT&T Merger. In addition, Liberty paid such director $10 million immediately prior to the AT&T Merger for his services in negotiating the merger agreement with AT&T and completing the AT&T Merger.

         On September 25, 1997, certain subsidiaries of the Company entered into an Asset Contribution Agreement with, among others, Fisher Communications Associates, L.L.C. ("Fisher Communications"), a Colorado limited liability company, controlled by a then director of the Company. On January 15, 1998, pursuant to the agreement, the cable television assets of the applicable cable systems of the Company were contributed to Peak Cablevision in exchange for a 66.7% partnership interest in Peak Cablevision. Additionally, cable television assets of Fisher Communications were contributed in 1998 in exchange of a 33.3% interest in Peak Cablevision. In connection with the formation of Peak Cablevision, the Company contributed approximately 87,000 customers passing 136,500 homes and Fisher Communications contributed approximately 27,000 customers passing 42,100 homes. The Company contributed debt amounting to $93 million and Fisher Communications contributed debt amounting to $19 million.

         On July 23, 1997, Dr. Malone acquired from the Company an aggregate of 7,296,324 shares of TCI Group Series B Stock and 3,417,187 shares of Liberty Group Series B Stock, in exchange for a like number of shares of TCI Group Series A Stock and Liberty Group Series A Stock, respectively, held by such executive officer and director.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         On July 24, 1997, the Company repurchased 219,937 shares of Liberty Group Series A Stock from the spouse of Dr. Malone at an aggregate cost of approximately $4 million.

         On June 10, 1997 (the "IP Phase I Closing Date"), the Company issued 139,513 shares of TCI Group Series B Stock (the "IP I Shares") to the IP Series B Trust I ("Trust"). An executive officer who is also a director of the Company is the trustee of the Trust. The IP I Shares were issued in connection with a partial closing under two Partnership Interest Purchase Agreements both dated as of June 10, 1997 (the "IP-I and IP-III Purchase Agreements"), pursuant to which the Company acquired on the IP Phase I Closing Date (a) a 99.998% limited partnership interest in InterMedia Capital Management III, L.P., (b) a 75% limited partnership interest in InterMedia CM - LP, and (c) a 99.998% limited partnership interest in InterMedia Capital Management, L.P. in exchange for total consideration of the IP I Shares and cash and assumption of current liabilities in an aggregate amount of $6 million. As a result of such transactions the Company increased its direct and indirect ownership of the limited partnership interests of InterMedia Partners, a California limited partnership, from approximately 53.6% to 54.7% and obtained the right to receive an administrative fee from InterMedia Partners and the right to receive a 20% overriding interest on any distributions in excess of the partners' capital contributions. In light of such increased ownership interests and rights and the January 1, 1998 consummation of a transaction in which InterMedia Partners acquired substantially all of the equity interests held by partners other than TCI, the Company retroactively adopted the equity method of accounting for its investment in InterMedia Partners for all periods ended prior to January 1, 1998. On January 1, 1998, the Company began consolidating its investment in InterMedia Partners. InterMedia Partners, InterMedia IV and ICM IV are all managed by the same management group. See note 6.

         On August 5, 1997 (the "IP Phase II Closing Date"), the Company issued 2,405,942 shares of TCI Group Series B Stock (the "IP II Shares") to the IP Series B Trust II ("Trust II"). An executive officer who is also a director of the Company is the trustee of the Trust II. The IP II Shares were issued in connection with the closing under the Partnership Interest Purchase Agreement dated as of August 5, 1997, and a partial and final closing under the IP-I and IP-III Purchase Agreements, pursuant to which the Company acquired on the IP Phase II Closing Date a 99.997% limited partnership interest in ICM IV and an additional .001% limited partnership interest in InterMedia Capital Management, L.P. in exchange for total consideration of the IP II Shares and $4.8 million in cash and TCI's assumption of liabilities in an aggregate amount of $18 million. See note 6.

         In connection with the three Partnership Interest Purchase Agreements, a director of the Company received a consulting fee in the amount of $400,000 in cash and 31,030 shares of TCI Group Series B Stock and the son of a director of the Company received an advisory fee in the amount of 36,364 shares of TCI Group Series B Stock.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         On January 27, 1999, the Company announced the planned acquisition by Charter Communications ("Charter") and TCI of certain cable television systems owned by InterMedia IV and InterMedia Partners. Charter will pay consideration consisting of cash and cable television systems for the systems its acquires from InterMedia IV. TCI will acquire certain other cable systems in a non-cash transaction. Upon the consummation of the transactions described above, TCI will own all of the partnership interests in InterMedia IV and InterMedia Partners. The transactions are subject to the negotiation and signing of definitive documents and various closing conditions.

         An individual who is a director and executive officer of TCI, currently has a .001% special limited partnership interest in ICM IV, which in turn has a 1.19% limited partnership interest in InterMedia IV. Such individual's special limited partnership interest in ICM IV was created in August 1997 in connection with TCI's acquisition of all of the partnership interests (other than a .002% general partnership interest and a .001% special limited partnership interest) in ICM IV. Such individual also indirectly owns a minimal interest in InterMedia Partners. In connection with the proposed transaction described above, it is anticipated that such individual, by virtue of his .001% special limited partnership interest in ICM IV, will participate in a profit sharing mechanism of InterMedia IV and receive cash consideration based on the valuation of InterMedia IV in the transaction described above. Although the amount of such consideration is uncertain at this time, its is expected that such consideration will be approximately $10 million. In the transaction described above, it is expected that such individual will receive less than $50,000 for his indirect interest in InterMedia Partners.

         In connection with the July 1997 Kearns-Tribune merger (see note 10), the former Chairman of the Board of Kearns-Tribune who was also a director of TCI (the "Former Kearns-Tribune Chairman") received (i) a cash payment of $1.6 million and (ii) an assignment of all of Kearns-Tribune right, title and interest in and to all patented mining claims owned by Kearns-Tribune, including but not limited to royalties, buildings, fixtures, surface rights, licenses and contracts related thereto, which patented mining claims are valued at $438,000. With respect to the assignment of the mining claims, the Former Kearns-Tribune Chairman agreed to assume all liabilities with respect thereto and agreed to indemnify Kearns-Tribune for any and all liabilities of Kearns-Tribune, if any, relating to the mining claims, including those arising from past operations. As of December 31, 1997, Kearns-Tribune had made the cash payment to the Former Kearns-Tribune Chairman. As of November 11, 1998, Kearns-Tribune completed the transfers of the mining claims to a corporation designated by the Former Kearns-Tribune Chairman.

         Also in connection with the Kearns-Tribune Merger, Silver King Group L.L.C. ("SKG"), which is owned and controlled by a director of TCI, entered into an agreement with Kearns-Tribune to purchase assets consisting primarily of land, oil and gas royalties and patents for $10.87 million. On November 30, 1997 such purchase was consummated and SKG paid Kearns-Tribune $9.5 million of the $10.87 million purchase price in cash and the remainder of such purchase price in the form of a non-interest bearing promissory note. As of March 10, 1999, $1,318,000 of such note remains outstanding.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         On March 4, 1997, Dr. Malone received an advance from a wholly-owned subsidiary of the Company in the amount of $6 million. On March 5, 1997, Dr. Malone received a second advance from a wholly-owned subsidiary of the Company in the amount of $6 million. The terms of the advances were memorialized by a promissory note. The interest rate on such loans is 1% over the one-month LIBOR rate compounded annually. Dr. Malone used the proceeds of the advance to purchase shares of Satellite Series A Common Stock. On February 9, 1998, Dr. Malone repaid the $12 million promissory note balance and accrued interest in the amount of $723,000.

         On the date of the Satellite Spin-off, the Company granted options to two of its then executive officers and a key employee of TCIC to acquire an aggregate of 1,660,190 shares of Satellite Series A Common Stock. The exercise price for each such option is equal to $8.86 per share. Such options vest 20% per annum beginning February 1, 1997 and expire on February 1, 2006.

         Effective January 31, 1996, a then director of the Company purchased one-third of the Company's interest in two limited partnerships and obtained two ten-year options to purchase the Company's remaining partnership interests. The purchase price for the one-third partnership interests was 37.209 shares of WestMarc Communications, Inc. ("WestMarc", a wholly-owned subsidiary of the Company) 12% Series C Cumulative Compounding Preferred Stock owned by such director, and the purchase price for the ten-year options was $100 for each option. All options were exercised during the first quarter of 1998. The aggregate exercise price of $3 million was satisfied with five non-interest bearing promissory notes that are due and payable to the Company in 2006.

         On July 1, 1996, pursuant to a Restricted Stock Award Agreement, a then executive officer of TCI was transferred all of TCI's right title and interest in and to 62 shares of the 12% Series C Cumulative Compounding Preferred Stock of WestMarc owned by TCI. Such preferred stock has a liquidation value of $1,999,500 and is subject to forfeiture by such former officer in the event of certain circumstances from the date of grant through December 13, 2005.

(18)     At Home Corporation

         On January 19, 1999, @Home entered into a merger agreement with Excite, Inc. ("Excite"), a global internet media company that offers consumers and advertisers comprehensive internet navigation services with extensive personalization capabilities. Under the terms of the merger agreement, @Home will issue approximately 55 million shares of its common stock for all of the outstanding common stock of Excite based on an exchange ratio of 1.041902 shares of @Home's common stock for each share of Excite's common stock. @Home may issue up to approximately 15 million additional shares of common stock in connection with the assumption of obligations under Excite's stock option and employer stock purchase plans and outstanding warrants. @Home will account for the transaction as a purchase. @Home's preliminary estimate of the total purchase consideration is approximately $7 billion, based on the fair value at the time of announcement of the merger, of common stock to be issued and stock option, stock purchase plan and warrant obligations assumed, plus estimated transaction costs. As a result of the proposed merger, TCI's economic interest in @Home would decrease from 38.8% to 26.5%, which economic interest would represent an approximate 58% voting interest. The merger is subject to several conditions, including approval by both companies' stockholders and the expiration of applicable waiting periods under certain antitrust laws.




                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         During 1998, @Home completed a public offering (the "@Home Offering") in which 2.9 million shares of @Home common stock were sold for net cash proceeds of approximately $125 million. In connection with the @Home Offering, TCI paid $37 million to purchase 800,000 shares of @Home common stock. Additionally, @Home issued 1.2 million shares of common stock in certain acquisitions, along with the assumption of options to purchase @Home's common stock. As a result of these stock issuances, TCI's economic interest in @Home decreased to 38.8%, which then represented an approximate 70.88% voting interest. As a result of the increase in @Home's equity in connection with such stock issuances, net of the dilution of TCI's ownership interest in @Home, TCI recognized a gain of $51 million.

         In April 1997, @Home issued 240,000 shares of convertible preferred stock, resulting in cash proceeds of $48 million, less issuance costs. On July 11, 1997, @Home completed its initial public offering (the "@Home IPO"), in which 10.4 million shares of @Home common stock were sold for net cash proceeds of approximately $100 million. As a result of the @Home IPO, TCI's economic interest in @Home decreased from 43% to 39%, which economic interest then represented an approximate 72% voting interest. In connection with the increase in @Home's equity, net of the dilution of TCI's ownership interest in @Home, TCI recognized a gain of $60 million during the third quarter of 1997.

         In 1997, @Home entered into an exclusive distribution agreement with CSC. In connection with such agreement, CSC was issued a warrant to purchase up to 7.9 million shares of @Home's Series A common stock at an exercise price of $0.50 per share (the "Warrant"), which was immediately exercisable. In 1997, @Home recorded the $173 million fair value of the Warrant as an intangible asset which is being amortized ratably over 56 months. The agreement with CSC also provided for the issuance of an additional warrant to CSC to purchase up to 3.1 million shares of @Home's Series A common stock at an exercise price of $0.50 per share under certain circumstances (the "Contingent Warrant"). During 1998, the Contingent Warrant became exercisable for 2.4 million shares of @Home's Series A common stock and @Home recorded the $74 million fair value of the exercisable portion of the Contingent Warrant as an intangible asset which is being amortized ratably over 51 months.

         During 1998, @Home issued performance-based warrants to certain cable operators to purchase up to 10.3 million shares of @Home Series A common stock at an exercise price of $10.50 per share. Warrants to purchase approximately 920,000 shares of @Home's Series A common stock became exercisable in 1998. @Home recorded non-cash charges to operations of $50 million for the fair value of these warrants. Such charges are included in cost of distribution agreements in the accompanying consolidated statements of operations and comprehensive earnings. In the event the performance milestones are met with respect to the remaining unexercisable performance-based warrants, @Home will record non-cash charges to operations in future periods based on the difference between the then fair market value of @Home's Series A common stock and the exercise price of $10.50 per share.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(19)     Income Taxes

         TCI files a consolidated federal income tax return with all of its 80%-or-more owned subsidiaries. Consolidated subsidiaries in which the Company owns less than 80% each file a separate income tax return. TCI and such subsidiaries calculate their respective tax liabilities on a separate return basis which are combined in the accompanying consolidated financial statements.

         Income tax benefit (expense) for the years ended December 31, 1998, 1997 and 1996 consists of:

                                                Current         Deferred          Total
                                               ----------      ----------      ----------
                                                            amounts in millions
             Year ended December 31, 1998:
               Federal                         $     (115)         (1,244)         (1,359)
               State and local                        (19)           (217)           (236)
                                               ----------      ----------      ----------

                                               $     (134)         (1,461)         (1,595)
                                               ==========      ==========      ==========
             Year ended December 31, 1997:
               Federal                         $      (10)            264             254
               State and local                        (31)             11             (20)
                                               ----------      ----------      ----------

                                               $      (41)            275             234
                                               ==========      ==========      ==========
             Year ended December 31, 1996:
               Federal                         $      (25)           (184)           (209)
               State and local                        (13)            (49)            (62)
                                               ----------      ----------      ----------

                                               $      (38)           (233)           (271)
                                               ==========      ==========      ==========


         Income tax benefit (expense) differs from the amounts computed by applying the federal income tax rate of 35% as a result of the following:

                                                                       Years ended December 31,
                                                              ------------------------------------------
                                                                 1998            1997            1996
                                                              ----------      ----------      ----------
                                                                               amounts in millions
             Computed "expected" tax benefit (expense)        $   (1,238)            278            (197)
             Amortization not deductible for tax purposes            (37)            (27)            (22)
             Minority interest in losses (earnings)of
                 consolidated subsidiaries                            32              27              (3)
             Gain on sale of subsidiary stock                         31              21              --
             State and local income taxes, net of federal
                 income tax benefit                                 (153)             (5)            (50)
             Increase in valuation allowance                         (43)            (26)            (24)
             Settlement of tax contingencies                         (99)             --              --
             Effect of deconsolidations on deferred taxes            (34)             --              --
             Other                                                   (54)            (34)             25
                                                              ----------      ----------      ----------

                                                              $   (1,595)            234            (271)
                                                              ==========      ==========      ==========


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997 are presented below:

                                                                                  December 31,
                                                                           --------------------------
                                                                             1998             1997
                                                                           ----------      ----------
                                                                              amounts in millions
             Deferred tax assets:
                 Net operating loss carryforwards                          $      853             920
                   Less - valuation allowance                                    (227)           (183)
                 Investment tax credit carryforwards                               74             117
                   Less - valuation allowance                                     (40)            (41)
                 Alternative minimum tax credit carryforwards                     153              95
                 Gains deferred for financial statement purposes                  210              --
                 Future deductible amount attributable to accrued
                   stock appreciation rights and deferred compensation            387             132
                 Future deductible amounts principally due to
                   non-deductible accruals                                        133             150
                 Other                                                             20               5
                                                                           ----------      ----------

                      Net deferred tax assets                                   1,563           1,195
                                                                           ----------      ----------

             Deferred tax liabilities:
                 Property and equipment, principally due to
                   differences in depreciation                                  1,099           1,295
                 Franchise costs, principally due to differences in
                   amortization                                                 3,429           4,354
                 Investment in affiliates, due principally to
                   undistributed earnings of affiliates                         6,455           1,277
                 Deferred intercompany gains                                      151             181
                 Other                                                            178             192
                                                                           ----------      ----------
                      Total gross deferred tax liabilities                     11,312           7,299
                                                                           ----------      ----------

                      Net deferred tax liability                           $    9,749           6,104
                                                                           ==========      ==========

         The valuation allowance for deferred tax assets as of December 31, 1998 and 1997 was $267 million and $224 million, respectively.

         At December 31, 1998, the Company had net operating loss carryforwards for income tax purposes aggregating approximately $1,555 million of which, if not utilized to reduce taxable income in future periods, $3 million expires in 2001, $69 million in 2002, $82 million in 2003, $66 million in 2004, $332 million in 2005, $221 million in 2006, $267 million in 2010, $226 million in 2011, $210 million in 2012 and $79 million in 2013. Certain subsidiaries of the Company had additional net operating loss carryforwards for income tax purposes aggregating approximately $488 million and these net operating losses are subject to certain rules limiting their usage. In addition, certain subsidiaries of the Company file their own separate federal and state tax returns. These subsidiaries had additional net operating loss carryforwards aggregating approximately $94 million. These net operating losses are subject to certain rules limiting their usage.



                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         Upon consummation of the AT&T Merger, Liberty/Ventures Group became entitled to the benefit of net operating loss carryforwards available to the entities included in TCI's consolidated income tax return as of the date of the AT&T Merger. See note 2.

         At December 31, 1998, the Company had remaining available investment tax credits of approximately $63 million which, if not utilized to offset future federal income taxes payable, expire at various dates through 2005. Certain subsidiaries of the Company had additional investment tax credit carryforwards aggregating approximately $63 million and these investment tax credit carryforwards are subject to certain rules limiting their usage.

         During 1998, TCI settled examinations by the IRS of certain federal income tax returns for the years 1983 through 1992. Certain of the federal income tax returns of TCI and its subsidiaries which filed separate income tax returns are presently under examination by the Internal Revenue Service (the "IRS") for the years 1993 through 1995 (the "IRS Examinations"). In the opinion of management, any additional tax liability, not previously provided for, resulting from the IRS Examinations ultimately determined to be payable, should not have a material adverse effect on the consolidated financial position of the Company.

(20)     Commitments and Contingencies

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



                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         The Company is obligated to pay fees for the rights to exhibit certain films that are released by various producers through 2017 (the "Film Licensing Obligations"). Based on customer levels at December 31, 1998, these agreements require minimum payments aggregating approximately $808 million. The aggregate amount of the Film Licensing Obligations under these license agreements is not currently estimable because such amount is dependent upon the number of qualifying films released theatrically by certain motion picture studios as well as the domestic theatrical exhibition receipts upon the release of such qualifying films. Nevertheless, required aggregate payments under the Film Licensing Obligations could prove to be significant.

         The Company is a party to affiliation agreements with programming suppliers. Pursuant to certain of such agreements, the Company is committed to carry such suppliers' programming on its cable systems. Additionally, certain of such agreements provide for penalties and charges in the event the programming is not carried or not delivered to a contractually specified number of customers.

         The Company is committed to purchase billing services from an unaffiliated third party pursuant to three successive five year agreements. Pursuant to such arrangement, the Company is obligated at December 31, 1998 to make minimum payments aggregating approximately $1.6 billion through 2012. Such minimum payments are subject to inflation and other adjustments pursuant to the terms of the underlying agreements.

         The Company has guaranteed notes payable and other obligations of affiliated and other companies with outstanding balances of approximately $415 million at December 31, 1998. As described in note 10, the Company also has provided certain credit enhancements with respect to obligations of the 1998 Joint Ventures. The Company also has guaranteed the performance of certain affiliates and other parties with respect to such parties' contractual and other obligations. Although there can be no assurance, management of the Company believes that it will not be required to meet its obligations under such guarantees, or if it is required to meet any of such obligations, that they will not be material to the Company.

         Subsequent to December 31, 1998, a subsidiary of the Company agreed to enter into a contribution agreement ("Contribution Agreement") with certain shareholders of Primestar, Inc. ("Primestar") pursuant to which the Company would, to the extent it is relieved of $166.3 million of contingent liabilities currently owed to certain creditors of Primestar and its subsidiaries, contribute $166.3 million to Primestar to the extent necessary to satisfy liabilities of Primestar. During the fourth quarter of 1998, the Company recorded a $90 million charge to provide for the estimated losses that are expected to result from the Contribution Agreement. The Company's obligation under the Contribution Agreement will expire in 2001.

         TINTA has guaranteed the obligation of an affiliate ("The Premium Movie Partnership") to pay fees for the license to exhibit certain films through 2000. Although the aggregate amount of The Premium Movie Partnership's license fee obligations is not currently estimable, TINTA believes that the aggregate payments pursuant to such obligations could be significant. If TINTA were to fail to fulfill its obligations under the guarantee, the beneficiaries have the right to demand an aggregate payment from TINTA of approximately $26 million. Although TINTA has not had to perform under such guarantee to date, TINTA cannot be certain that it will not be required to perform under such guarantee in the future.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         The Company leases business offices, has entered into converter lease agreements, pole rental agreements, transponder lease agreements and uses certain equipment under lease arrangements. Rental expense under such arrangements amounted to $230 million, $212 million and $187 million in 1998, 1997 and 1996, respectively.

         Future minimum lease payments under noncancellable operating leases for each of the next five years are summarized as follows (amounts in millions):

                                      Years ending
                                      December 31,
                                 ----------------------
                                 1999           $   153
                                 2000               130
                                 2001               111
                                 2002                97
                                 2003                83
                                 Thereafter         309

         It is expected that, in the normal course of business, expiring leases will be renewed or replaced by leases on other properties.

         Effective as of December 16, 1997, NDTC, a subsidiary of TCI, on behalf of TCIC and other cable operators that may be designated from time to time by NDTC ("Approved Purchasers"), entered into an agreement (the "Digital Terminal Purchase Agreement") with General Instrument Corporation ("GI") to purchase advanced digital set-top devices. The hardware and software incorporated into these devices are designed and manufactured to be compatible and interoperable with the OpenCable(TM) architecture specifications adopted by CableLabs, the cable television industry's research and development consortium, in November 1997. NDTC has agreed that Approved Purchasers will purchase, in the aggregate, a minimum of 6.5 million set-top devices during calendar years 1998, 1999 and 2000 at an average price of $318 per set-top device. Through December 31, 1998, approximately 1.6 million set-top devices had been purchased pursuant to this commitment. GI agreed to provide NDTC and its Approved Purchasers the most favorable prices, terms and conditions made available by GI to any customer purchasing advanced digital set-top devices. In connection with NDTC's purchase commitment, GI agreed to grant warrants to purchase its common stock proportional to the number of devices ordered by each organization, which as of the effective date of the Digital Terminal Purchase Agreement, would have represented at least a 10% equity interest in GI (on a fully diluted basis). Such warrants vest as annual purchase commitments are met. On December 31, 1998, the Company vested in 4,928,000 warrants pursuant to such arrangements. Such warrants were recorded at their fair value of $64 million on such date resulting in a reduction in the basis of the set-top devices. Vested warrants are accounted for as available-for-sale securities in the Company's consolidated financial statements. NDTC has the right to terminate the Digital Terminal Purchase Agreement if, among other reasons, GI fails to meet a material milestone designated in the Digital Terminal Purchase Agreement with respect to the development, testing and delivery of advanced digital set-top devices.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         On July 17, 1998, the Company acquired 21.4 million shares of common stock of GI in exchange for (i) certain of the assets of NDTC's set-top authorization business, (ii) the license of certain related software to GI, (iii) a $50 million promissory note from the Company to GI, and
         (iv) a nine-year revenue guarantee from the Company in favor of GI. In connection therewith, NDTC also entered into a services agreement pursuant to which it will provide certain postcontract services to GI's set-top authorization business. The 21.4 million shares of GI common stock are, in addition to other transfer restrictions, restricted as to their sale by NDTC for a three year period, and represent approximately 13% of the outstanding common stock of GI at December 31, 1998. The Company recorded its investment in such shares at fair value which included a discount attributable to the above-described liquidity restriction. The Company carries its investment in such shares at the lower of cost or net realizable value. The $346 million excess of the fair value of GI common stock received over (i) the book value of certain assets transferred from NDTC to GI, and (ii) the $42 million present value of the promissory note due from the Company to GI, has been deferred by the Company in the accompanying consolidated financial statements. A portion of such excess equal to the $160 million present value of the annual amounts specified by the revenue guarantee will be amortized to revenue over nine years in proportion to such annual guaranteed amounts. The remaining $186 million excess will be amortized to revenue on a straight-line basis over the nine-year period that NDTC is required to perform postcontract services.

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


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(21)     Year 2000

         During 1998, the Company continued its enterprise-wide, comprehensive efforts to assess and remediate its computer systems and related software and equipment to ensure such systems, software and equipment recognize, process and store information in the year 2000 and thereafter. The Company's year 2000 remediation efforts include an assessment of its most critical systems, such as customer service and billing systems, headends and other cable plant systems that support the Company's programming services, business support operations, and other equipment and facilities. The Company also continued its efforts to verify the year 2000 readiness of its significant suppliers and vendors and continued to communicate with significant business partners and affiliates to assess such partners and affiliates' year 2000 status.

         The Company has a year 2000 Program Management Office (the "PMO") to organize and manage its year 2000 remediation efforts. The PMO is responsible for overseeing, coordinating and reporting on the Company's year 2000 remediation efforts.

         During 1998, the Company continued its survey of significant third-party vendors and suppliers whose systems, services or products are important to the Company's operations (e.g., suppliers of addressable controllers and set-top devices, and the provider of the Company's billing services). The year 2000 readiness of such providers is critical to continued provision of the Company's cable service.

         In addition to the survey process described above, management of the Company has identified its most critical supplier/vendor relationships and has instituted a verification process to determine the vendor's year 2000 readiness. Such verification includes, as deemed necessary, reviewing vendors' test and other data and engaging in regular conferences with vendors' year 2000 teams. The Company is also requiring testing to validate the year 2000 compliance of certain critical products and services.

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

         Year 2000 expenses and capital expenditures incurred during the year ended December 31, 1998 were $11 million and $2 million, respectively. Management of the Company currently estimates the remaining costs to be not less than $113 million, bringing the total estimated cost associated with the Company's year 2000 remediation efforts to be not less than $126 million (including $33 million for replacement of noncompliant information technology systems). Also included in this estimate is $14 million in future payments to be made pursuant to unfulfilled executory contracts or commitments with vendors for year 2000 remediation services.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


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

(22)     Information about the Company's Operating Segments

         The Company has two reportable operating segments: domestic cable and communications services and domestic programming services. Domestic cable and communications services receives video, audio and data signals from various sources, and amplify and distribute the signals by coaxial cable and optical fiber to the premises of customers who pay a fee for the service. Domestic programming services are produced, acquired, and distributed, through all available formats and media, branded entertainment and informational programming and software, including multimedia products, delivered in both analog and digital form. The Company's domestic cable and communications services business and assets were included in TCI Group, and the Company's domestic programming business and assets were included in Liberty Media Group. The Company's principal international businesses and assets and the Company's remaining non-cable and non-programming domestic businesses and assets were included in TCI Ventures Group.

         The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on a measure of operating cash flow (operating income before depreciation, amortization, other non-cash items, year 2000 costs, AT&T merger costs and stock compensation). Operating cash flow is a measure of value and borrowing capacity within the cable television industry and is not intended to be a substitute for cash flow provided by operating activities, a measure of performance prepared in accordance with generally accepted accounting principles, and should not be relied upon as such. The Company generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.

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


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         The Company utilizes the following financial information for purposes of making decisions about allocating resources to a segment and assessing a segment's performance:


                                                  Domestic cable             Domestic
                                                 & communications           programming             All
                                                     services                services               other        Total
                                                 ------------------        -------------           -------       -----
                                                                      amounts in millions
         Year ended December 31, 1998:
         Revenues from external customers
             including intersegment revenue        $        6,022                    680              947        7,649
         Intersegment revenue                                  --                    232               66          298
         Segment operating cash flow                        2,469                    100              143        2,712

         Year ended December 31, 1997:
         Revenues from external customers
             including intersegment revenue        $       6,429                     374              969        7,772
         Intersegment revenue                                 --                     173               29          202
         Segment operating cash flow                       2,766                      55              154        2,975

         Year ended December 31, 1996:
         Revenues from external customers
             including intersegment revenue        $        5,881                  1,339              926        8,146
         Intersegment revenue                                  --                    107               17          124
         Segment operating cash flow                        2,016                    164               96        2,276

         As of December 31, 1998
         Segment assets                            $       21,476                 10,181           10,630       42,287
         Investment in equity method
             investees                                      1,686                  1,979            1,708        5,373
         Expenditures for segment assets                    1,773                     19              125        1,917

         As of December 31, 1997
         Segment assets                            $       23,578                  5,039            3,934       32,551
         Investment in equity method
             investees                                        414                    524            2,113        3,051
         Expenditures for segment assets                      538                      4              167          709


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         A reconciliation of reportable segment amounts to the Company's consolidated balances is as follows:

                                                                         Year ended December 31,
                                                               ---------------------------------------------
                                                                  1998             1997              1996
                                                               -----------      -----------      -----------
                                                                               amounts in millions
         Revenue

         Total revenue for reportable segments                 $     6,702            6,803            7,220
         Other revenue                                                 947              969              926
         Elimination of intersegment revenue                          (298)            (202)            (124)
                                                               -----------      -----------      -----------
                  Total consolidated revenue                   $     7,351            7,570            8,022
                                                               ===========      ===========      ===========

         Reconciliation of Operating Cash Flow to Earnings
              (Loss) Before Income Tax

         Total operating cash flow for reportable segments     $     2,569            2,821            2,180
         Other operating cash flow                                     143              154               96
         Other items excluded from operating cash flow:
                  Year 2000 costs                                      (11)              --               --
                  AT&T merger costs                                    (14)              --               --
                  Stock compensation                                  (866)            (488)              13
                  Reserve for loss arising from contingent
                     obligation                                        (90)              --               --
                  Cost of distribution agreements                      (50)              --               --
                  Impairment of assets                                  (5)             (15)              --
                  Restructuring charges                                 --               --              (41)
                  Depreciation                                      (1,121)          (1,077)          (1,093)
                  Amortization                                        (614)            (546)            (523)
                  Interest expense                                  (1,061)          (1,160)          (1,096)
                  Interest and dividend income                         122               88               64
                  Share of losses of affiliates, net                (1,384)            (930)            (450)
                  Loss on early extinguishment of debt                 (60)             (39)             (71)
                  Minority interest in earnings of
                     consolidated subsidiaries, net                    (88)            (154)             (56)
                  Gains on issuance of equity interests by
                     subsidiaries                                       89               60               --
                  Gains on issuance of stock by equity
                     investees                                         268              112               12
                  Gains on disposition of assets, net                5,760              401            1,593
                  Other, net                                           (49)             (22)             (65)
                                                               -----------      -----------      -----------
                     Earnings (loss) before income taxes       $     3,538             (795)             563
                                                               ===========      ===========      ===========



                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


                                                                   As of December 31,
                                                               ----------------------------
                                                                  1998             1997
                                                               -----------      -----------
                                                                    amounts in millions
         Assets

         Total assets for reportable segments                  $    31,657           28,617
         Other segment assets                                       10,630            3,934
         Consolidating and eliminating adjustments                    (436)             (74)
                                                               -----------      -----------
                  Consolidated total                           $    41,851           32,477
                                                               ===========      ===========

         Other Significant Items

         Equity method investments for reportable segments     $     3,665              938
         Other equity method investments                             1,708            2,113
         Consolidating and eliminating adjustments                    (608)              12
                                                               -----------      -----------
                  Consolidated equity method investments       $     4,765            3,063
                                                               ===========      ===========

         Expenditures for reportable segment assets            $     1,792              542
         Other asset expenditures                                      125              167
                                                               -----------      -----------
                  Consolidated total asset expenditures        $     1,917              709
                                                               ===========      ===========

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


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(23)     Quarterly Financial Information (Unaudited)

                                                                             1st            2nd           3rd           4th
                                                                           Quarter        Quarter       Quarter       Quarter
                                                                           ---------     ---------     ---------     ---------
                                                                                           amounts in millions,
                                                                                          except per share data
          1998:

               Revenue                                                     $   1,872         1,813         1,825         1,841
                                                                           =========     =========     =========     =========
               Operating income (loss)                                     $      43            39           241          (382)
                                                                           =========     =========     =========     =========
               Net earnings (loss)                                         $     346          (299)        1,340           556
                                                                           =========     =========     =========     =========

               Basic earnings (loss) attributable to common
                   stockholders per common share:

                     TCI Group Stock                                       $     .44          (.28)          .09          (.69)
                                                                           =========     =========     =========     =========
                     Liberty Group Stock                                   $     .85          (.18)         (.03)         (.20)
                                                                           =========     =========     =========     =========
                     TCI Ventures Group Stock                              $    (.46)         (.22)         3.07          2.35
                                                                           =========     =========     =========     =========

               Diluted earnings (loss) attributable to common
                   stockholders per common and potential common share:

                     TCI Group Stock                                       $     .38          (.28)          .08          (.70)
                                                                           =========     =========     =========     =========
                     Liberty Group Stock                                   $     .78          (.18)         (.03)         (.20)
                                                                           =========     =========     =========     =========
                     TCI Ventures Group Stock                              $    (.46)         (.22)         2.88          2.19
                                                                           =========     =========     =========     =========

          1997:

               Revenue                                                     $   1,821         1,882         1,934         1,933
                                                                           =========     =========     =========     =========
               Operating income                                            $     349           253           222            25
                                                                           =========     =========     =========     =========
               Net loss                                                    $     (58)         (154)          (22)         (327)
                                                                           =========     =========     =========     =========

               Basic earnings (loss) attributable to common
                   stockholders per common share:

                     TCI Group Stock                                       $    (.12)         (.25)         (.34)         (.11)
                                                                           =========     =========     =========     =========
                     Liberty Group Stock                                   $     .04           .02           .44          (.17)
                                                                           =========     =========     =========     =========
                     TCI Ventures Group Stock                              $      --            --           .07          (.54)
                                                                           =========     =========     =========     =========

               Diluted earnings (loss) attributable to common
                   stockholders per common and potential common share:

                     TCI Group Stock                                       $    (.12)         (.25)         (.34)         (.11)
                                                                           =========     =========     =========     =========
                     Liberty Group Stock                                   $     .04           .02           .40          (.17)
                                                                           =========     =========     =========     =========
                     TCI Ventures Group Stock                              $      --            --           .07          (.54)
                                                                           =========     =========     =========     =========

                                    PART III.

Item 10. Directors and Executive Officers of the Registrant.

DIRECTORS

         Immediately prior to the acquisition of Tele-Communications, Inc. (the "Company" or "TCI") by AT&T Corp. (the "AT&T Merger") the following individuals were directors of the Company. The following list includes with respect to such directors the birth date of each person, the positions with the Company or principal occupations of each person, certain other directorships held and the year each person became a director of the Company. After the AT&T Merger, directors may be appointed and removed by AT&T Corp. ("AT&T").

Name                                                Positions
--------------------------       ----------------------------------------------
Donne F. Fisher                  A director of the Company since June 1994. Mr.
Born May 24, 1938                Fisher was an Executive Vice President of the
                                 Company from January 1994 through January 1,
                                 1996. On January 1, 1996, Mr. Fisher resigned
                                 his position as Executive Vice President of the
                                 Company and has been providing consulting
                                 services to the Company since January 1996. Mr.
                                 Fisher served as an Executive Vice President of
                                 TCI Communications, Inc., a subsidiary of the
                                 Company engaged in the ownership and operation
                                 of cable television systems and the predecessor
                                 company to the Company ("TCIC"), from December
                                 1991 to October 1994. Mr. Fisher has served as
                                 a director of TCIC since 1980, has served as a
                                 director of TCI Pacific Communications, Inc.,
                                 an operator of cable television systems and a
                                 subsidiary of the Company ("TPAC"), since July
                                 1996, and has served as a director of TCI Music
                                 Inc., an operator of music distribution
                                 internet sites and a subsidiary of the Company
                                 ("TCI Music"), since January 1997. Mr. Fisher
                                 is a director of General Communications, Inc.

John W. Gallivan                 A director of the Company since June 1994. Mr.
Born June 28, 1915               Gallivan served as the Chairman of the Board
                                 and a director of Kearns Tribune Corporation, a
                                 newspaper conglomerate ("Kearns"), from 1953
                                 until the acquisition of Kearns by the Company
                                 on July 31, 1997. In August 1997, Mr. Gallivan
                                 was appointed as a director of Kearns following
                                 Kearns becoming a subsidiary of the Company.
                                 Mr. Gallivan served as a director of TCIC from
                                 1980 to August 1994, and has served as a
                                 director of TCIC since January 1996. Mr.
                                 Gallivan is a director of the Silver King
                                 Mining Company.

Paul A. Gould                    A director of the Company since December 1996.
Born September 27, 1945          Mr. Gould has been a Managing Director and an
                                 Executive Vice President of Allen & Company
                                 Incorporated, an investment banking services
                                 company, for more than the last five years. Mr.
                                 Gould served as a director of
                                 Tele-Communications International, Inc.
                                 ("TINTA"), a subsidiary of the Company which
                                 provides cable television and programming
                                 services outside of the United States, from
                                 July 1995 to November 1998. Mr. Gould is a
                                 director of Ascent Entertainment Group, Inc.
                                 and Sunburst Hospitality Corporation.


                                                                     (continued)



                                     III-1

Name                                                Positions
--------------------------       ----------------------------------------------
Leo J. Hindery, Jr.              A director of the Company since May 1997. Mr.
Born October 31, 1947            Hindery has served as Chief Executive Officer
                                 of the Company since the AT&T Merger. Mr.
                                 Hindery has served as the President and Chief
                                 Operating Officer of the Company from March
                                 1997 through the AT&T Merger. Mr. Hindery has
                                 served as President and Chief Executive Officer
                                 of TCIC from March 1997 to June 1998 and since
                                 November 1998. Mr. Hindery has served as
                                 President and Chief Executive Officer of TPAC
                                 since September 1997. Mr. Hindery has served as
                                 a director of TCIC since March 1997, has served
                                 as a director of TPAC since September 1997, and
                                 has served as Chairman of the Board and a
                                 director of TCI Music since January 1997. Mr.
                                 Hindery served as a director of TINTA from
                                 April 1998 to November 1998. In addition, Mr.
                                 Hindery is President, Chief Executive Officer
                                 and/or a director of many of the Company's
                                 subsidiaries. Mr. Hindery was previously
                                 founder, Managing General Partner and Chief
                                 Executive Officer of InterMedia Partners, a
                                 cable TV operator, and its affiliated entities
                                 from 1988 to March 1997. Until March 8, 1999,
                                 Mr. Hindery was a director of United Video
                                 Satellite Group, Inc. (now known as TV Guide,
                                 Inc.) ("UVSG"), a distributor of satellite
                                 based television services that prior to March
                                 1, 1999 was a consolidated subsidiary of the
                                 Company. Mr. Hindery is also a director of At
                                 Home Corporation ("@Home"), a consolidated
                                 subsidiary of the Company, TCI Satellite
                                 Entertainment, Inc., a distributor of
                                 satellite-based television services ("TSAT"),
                                 Cablevision Systems Corporation ("CSC") and
                                 Lenfest Communications, Inc. ("LCI").

Jerome H. Kern                   A director of the Company since June 1994. Mr.
Born June 1, 1937                Kern is a consultant and has been Vice Chairman
                                 of the Company since June 1998. Mr. Kern was
                                 Special Counsel with the law firm of Baker &
                                 Botts, L.L.P. from July 1996 to June 1998 and
                                 was a senior partner with Baker & Botts, L.L.P.
                                 from September 1992 to July 1996. Mr. Kern
                                 served as a director of TCIC from December 1993
                                 to August 1994, served as a director of TINTA
                                 from May 1995 to November 1998, and has served
                                 as a director of TPAC since February 1998.

Kim Magness                      A director of the Company since June 1994. Mr.
Born May 17, 1952                Magness manages numerous personal and business
                                 investments, and is Chairman and President of a
                                 company developing liners for irrigation
                                 canals. Mr. Magness served as a director of
                                 TCIC from 1985 to August 1994 and from January
                                 1996 to October 1997. See "Item 11. Executive
                                 Compensation - Compensation Committee
                                 Interlocks and Insider Participation in
                                 Compensation Decisions - Magness and Malone
                                 Transactions" for additional information
                                 concerning certain arrangements between Dr.
                                 Malone and Mr. Magness relating to Mr. Magness'
                                 directorship.


                                                                     (continued)


                                     III-2

Name                                                Positions
--------------------------       ----------------------------------------------
John C. Malone                   A director of the Company since June 1994. Dr.
Born March 7, 1941               Malone has served as Chairman of the Board of
                                 the Company since November 1996. Dr. Malone
                                 served as Chief Executive Officer of the
                                 Company from January 1994 through the AT&T
                                 Merger; President of the Company from January
                                 1994 through March 1997; Chief Executive
                                 Officer of TCIC from March 1992 to October
                                 1994; and President of TCIC from 1973 to
                                 October 1994. Dr. Malone served as a director
                                 of TCIC since 1973. Dr. Malone has served as
                                 Chairman of the Board and a director of TINTA
                                 from May 1995 to November 1998 and has served
                                 as a director of TPAC since July 1996. Dr.
                                 Malone is a director of The Bank of New York,
                                 @Home, TSAT, CSC, and LCI. Dr. Malone also
                                 became a director of AT&T upon consummation of
                                 the AT&T Merger.

Robert A. Naify                  A director of the Company since June 1994. Mr.
Born February 17, 1922           Naify is Co-Chairman and a director of The
                                 Todd-AO Corporation, a provider of services to
                                 the motion picture industry. Mr. Naify served
                                 as a TCIC director from June 1987 to August
                                 1994.

J C Sparkman                     A director of the Company since December 1996.
Born September 12, 1932          Mr. Sparkman served as an Executive Vice
                                 President of the Company from January 1994 to
                                 March 1995. Mr. Sparkman retired in March 1995
                                 and has provided consulting services to the
                                 Company since March 1995. Mr. Sparkman served
                                 as an Executive Vice President of TCIC from
                                 1987 to October 1994. Mr. Sparkman is a
                                 director of Shaw Communications, Inc. and TCI
                                 Music.

         In connection with the AT&T Merger, Messrs. Fisher, Magness, Naify and Sparkman resigned as directors of the Company.


                                                                     (continued)



                                     III-3

EXECUTIVE OFFICERS

         Immediately prior to the AT&T Merger the following individuals, in addition to the directors listed above, were executive officers of the Company. The following list includes with respect to such executive officers their birth dates, a description of their business experience and positions held with the Company immediately prior to the AT&T Merger. All officers are appointed for an indefinite term, serving at the pleasure of the Board of Directors.

Name                                                Positions
--------------------------       ----------------------------------------------
Robert R. Bennett                Has served as an Executive Vice President of
Born April 19, 1958              the Company since April 1997. Mr. Bennett has
                                 served as President and Chief Executive Officer
                                 of Liberty Media Corporation ("Liberty"), a
                                 subsidiary of the Company engaged in the
                                 production and distribution of television
                                 programming services, since April 1997. From
                                 June 1995 through March 1997, Mr. Bennett was
                                 an Executive Vice President and Chief Financial
                                 Officer, Secretary and Treasurer of Liberty.
                                 Mr. Bennett served as Senior Vice President of
                                 Liberty from September 1991 to June 1995.

Stephen M. Brett                 Has served as an Executive Vice President, the
Born September 20, 1940          General Counsel, and the Secretary of the
                                 Company since January 1994. Mr. Brett has
                                 served as an Executive Vice President of TCIC
                                 since October 1997, served as a Senior Vice
                                 President of TCIC from 1991 to October 1997,
                                 and has served as General Counsel of TCIC since
                                 1991. Mr. Brett is a Vice President and
                                 Secretary of most of the Company's
                                 subsidiaries.

William R. Fitzgerald            Mr. Fitzgerald has served as Chief Operating
Born May 20, 1957                Officer of TCIC since November 1998 and as an
                                 Executive Vice President of TCIC since December
                                 1997. Mr. Fitzgerald served as a Senior Vice
                                 President of TCIC from March 1996 to December
                                 1997. Mr. Fitzgerald serves as a Vice President
                                 of various subsidiaries of the Company. Mr.
                                 Fitzgerald was a Senior Vice President and a
                                 Partner in Daniels & Associates, a brokerage
                                 and investment banking company, from 1988 to
                                 1996.

Gary S. Howard                   Has served as an Executive Vice President of
Born February 22, 1951           the Company since December 1997. Mr. Howard has
                                 served as Executive Vice President and Chief
                                 Operating Officer of Liberty since March 1999.
                                 Mr. Howard has served as President and Chief
                                 Executive Officer of TCI Ventures Group, LLC
                                 ("TVG LLC"), a subsidiary of the Company
                                 engaged in international cable, telephony and
                                 programming businesses, from December 1997
                                 through the AT&T Merger. Mr. Howard has served
                                 as Chief Executive Officer of TSAT since
                                 December 1996 and also served as President of
                                 TSAT from February 1995 to August 1997. Since
                                 June 1997, Mr. Howard also has served as
                                 Chairman of the Board and Chief Executive
                                 Officer of UVSG. Mr. Howard served as President
                                 of UVSG from June 1997 to September 1997, a
                                 Senior Vice President of TCIC from October 1994
                                 to December 1996 and as a Vice President of
                                 TCIC from December 1991 to October 1994.


                                                                     (continued)



                                     III-4

Name                                                Positions
--------------------------       ----------------------------------------------
Marvin L. Jones                  Has served as an Executive Vice President of
Born September 11, 1937          the Company since April 1998. Mr. Jones served
                                 as President and Chief Executive Officer of
                                 TCIC from June 1998 to November 1998. Mr. Jones
                                 served as an Executive Vice President and the
                                 Chief Operating Officer of TCIC from March 1997
                                 to June 1998. Mr. Jones was appointed a
                                 director of TCIC in October 1997. From November
                                 1996 to March 1997, Mr. Jones served as the
                                 President of one of TCIC's three cable units.
                                 Previously, Mr. Jones was a consultant in the
                                 cable television industry from 1991 to November
                                 1996. Mr. Jones serves as a Vice President or
                                 the President of various subsidiaries of the
                                 Company.

Ann M. Koets                     Ms. Koets has served as an Executive Vice
Born January 21, 1958            President of TCIC since December 1997. Ms.
                                 Koets served as a Senior Vice President of TCIC
                                 from May 1997 to December 1997 and has served
                                 in various other capacities with TCIC for more
                                 than the past five years. Ms. Koets is a Vice
                                 President of most of the Company's
                                 subsidiaries.

Larry E. Romrell                 Has served as an Executive Vice President of
Born December 30, 1939           the Company since January 1994 through the AT&T
                                 Merger. Mr. Romrell is currently a consultant
                                 to the Company. Mr. Romrell has served as the
                                 Executive Vice President and Chief Executive
                                 Officer of TCI Business Alliance and Technology
                                 Co., Inc., a subsidiary of the Company which
                                 oversees and develops the Company's technology
                                 activities, a Senior Vice President of TVG LLC
                                 since December 1997, and the President of TCI
                                 Technology Ventures, Inc., a subsidiary of the
                                 Company which invests in and develops companies
                                 engaged in advancing telecommunications
                                 technology, from September 1994 to October
                                 1997. Mr. Romrell served as a Senior Vice
                                 President of TCIC from 1991 to October 1994.

Bernard W. Schotters, II         Has served as a Senior Vice President and
Born November 25, 1944           Treasurer of the Company since October 1997.
                                 Mr. Schotters has served as an Executive Vice
                                 President and Treasurer of TCIC since January
                                 1998 and served as the Senior Vice President --
                                 Finance of TCIC from December 1991 to December
                                 1997. Mr. Schotters has served as the Treasurer
                                 of TCIC since December 1991. Mr. Schotters is a
                                 Vice President and the Treasurer of most of the
                                 Company's subsidiaries.

         After the AT&T Merger, one or more of the foregoing executive officers may resign their positions with the Company.

         There are no family relations, of first cousin or closer, among the Company's directors or executive officers, by blood, marriage or adoption.

         During the past five years, none of the above persons has had any involvement in such legal proceedings as would be material to an evaluation of his or her ability or integrity.


                                                                     (continued)



                                     III-5

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

         Based solely on review of the copies of such Forms 3, 4 and 5 and amendments thereto furnished to TCI with respect to its most recent fiscal year, or written representations that no Forms 5 were required, TCI believes that, during the year ended December 31, 1998, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with except that one report, covering two transactions, were filed late by Mr. Gary S. Howard, an officer of the Company; one report, covering one transaction, was filed late by Dr. John C. Malone, a director and officer of the Company; and one report, covering one transaction, was filed late by Mr. Gallivan, a director of the Company.

Item 11. Executive Compensation.

         Background of Stock Adjustments.

         On December 4, 1996, the Company distributed (the "Satellite Distribution") to the holders of shares of TCI Group Series A Stock and TCI Group Series B Stock all of the issued and outstanding common stock of TSAT. Prior to December 4, 1996, certain directors, officers and employees of TCI and its subsidiaries were granted options to purchase shares of TCI Group Series A Stock ("TCI Options") and stock appreciation rights with respect to shares of TCI Group Series A Stock ("TCI SARs"). The TCI Options and the TCI SARs have been granted pursuant to various stock incentive plans of the Company (the "TCI Plans"). The TCI Plans give the Board of Directors of the Company the authority to make equitable adjustments to outstanding TCI Options and TCI SARs in the event of certain types of transactions, including transactions such as the Satellite Distribution.

         The Board of Directors determined that, immediately prior to the Satellite Distribution, each TCI Option would be divided into two separately exercisable options: (a) an option to purchase TCI Satellite Entertainment, Inc. Series A Common Stock ("TSAT Option"), exercisable for the number of shares of TCI Satellite Entertainment, Inc. Series A Common Stock ("TSAT Series A Stock") that would have been issued in the Satellite Distribution in respect of the shares of TCI Group Series A Stock subject to the applicable TCI Option, if such TCI Option had been exercised in full immediately prior to the record date of the Satellite Distribution, and containing substantially equivalent terms as the existing TCI Option; and (b) an option to purchase TCI Group Series A Stock (a "TCI Group Series A Option"), exercisable for the same number of shares of TCI Group Series A Stock as the corresponding TCI Option had been. The aggregate exercise price of each TCI Option was allocated between the TSAT Option and the TCI Group Series A Option into which it was divided, and all other terms, including date of grant, of the TSAT Option and TCI Group Series A Option are in all material respects the same as the terms of such TCI Option. Similar adjustments were made to the outstanding TCI SARs, resulting in the holders thereof holding TCI Group Series A SARs and TSAT SARs instead of TCI SARs, and to outstanding restricted stock awards, resulting in the holders thereof holding restricted shares of TSAT Series A Stock in addition to restricted shares of TCI Group Series A Stock. The foregoing adjustments were made pursuant to the anti-dilution provisions of the TCI Plans pursuant to which the respective TCI Options and TCI SARs were granted.



                                                                     (continued)



                                     III-6

         Prior to the Satellite Distribution, the Company and TSAT entered into an agreement to sell to each other from time to time at the then current market price shares of TCI Group Series A Stock and TSAT Series A Stock, respectively, as necessary to satisfy their respective obligations under the plans.

         Effective January 14, 1997, the Company issued a stock dividend to holders of Liberty Group Series A Stock and Liberty Group Series B Stock consisting of one share of Liberty Group Series A Stock for every two shares of Liberty Group Series A Stock owned and one share of Liberty Group Series A Stock for every two shares of Liberty Group Series B Stock owned (the "1997 Liberty Group Stock Dividend"). As a result of the 1997 Liberty Group Stock Dividend, the number of shares underlying options granted in tandem with stock appreciation rights to purchase Liberty Group Series A Stock and the exercise prices of such options in tandem with stock appreciation rights have been adjusted.

         On September 10, 1997, the Company concluded an exchange offer with its stockholders (the "Exchange Offer") whereby the Company issued shares of two new series of tracking stocks, the Ventures Group Series A Stock and the Ventures Group Series B Stock. Pursuant to the Exchange Offer, the Company offered to exchange: (a) shares of Ventures Group Series A Stock for TCI Group Series A Stock; and (b) shares of Ventures Group Series B Stock for TCI Group Series B Stock.

         As stated above, the TCI Plans give the Company's Board of Directors the authority to make equitable adjustments to outstanding TCI Options and TCI SARs in the event of certain types of transactions, of which the Exchange Offer was one. The Compensation Committee of the Board of Directors elected to adjust the TCI Group Series A Options and TCI Group Series A SARs to reflect the expected shift of attributed value from the TCI Group Common Stock to the newly created Ventures Group Common Stock. As a result, the TCI Group Series A Options outstanding immediately prior to the Exchange Offer have been canceled and reissued as two separately exercisable options: (a) with 70% of the shares of TCI Group Series A Stock underlying the TCI Group Series A Options allocated to an option to purchase TCI Group Series A Stock; and (b) with 30% of the shares of TCI Group Series A Stock underlying the TCI Group Series A Options allocated to an option to purchase Ventures Group Series A Stock. The terms of these adjusted options, including the exercise price and the date of grant, are in all material respects the same as the terms of the TCI Group Series A Options. The Board of Directors made corresponding adjustments to outstanding TCI Group Series A SARs.

         Effective February 6, 1998, the Company issued a stock dividend to holders of Liberty Media Group Common Stock consisting of one share of Liberty Group Series A Stock for every two shares of Liberty Group Series A Stock held and one share of Liberty Group Series B Stock for every two shares of Liberty Group Series B Stock held (the "1998 Liberty Stock Dividend"). In addition, the Company issued a stock dividend to holders of Ventures Group Common Stock consisting of one share of Ventures Group Series A Stock for each share of Ventures Group Series A Stock held and one share of Ventures Group Series B Stock for each share of Ventures Group Series B Stock held (the "1998 Ventures Stock Dividend" and together with the 1998 Liberty Stock Dividend, the "1998 Stock Dividends"). As a result of the 1998 Stock Dividends, the number of shares underlying the options granted in tandem with stock appreciation rights to purchase Liberty Group Series A Stock, Ventures Group Series A Stock, and Ventures Group Series B Stock, respectively, and the respective exercise prices of such options in tandem with stock appreciation rights have been adjusted.



                                                                     (continued)



                                     III-7

         On November 19, 1998, the Company acquired all of the outstanding shares of common stock of TINTA not already beneficially owned by the Company, (the "TINTA Merger"). Each outstanding share of TINTA Series A Common Stock was converted into .58 of a share of Liberty Group Series A Stock. As a result, the number of shares underlying the options granted in tandem with stock appreciation rights to purchase TINTA Series A Common Stock and the respective exercise prices have been converted into options granted in tandem with stock appreciation rights to purchase Liberty Group Series A Stock.

         On March 9, 1999, AT&T acquired TCI in a merger in which Italy Merger Corp., a wholly-owned subsidiary of AT&T, merged with and into TCI, and TCI thereby became a wholly-owned subsidiary of AT&T. As a result of the AT&T Merger, shares of TCI's common stocks and certain shares of preferred stock were converted into AT&T securities. See "Item 8. Financial Statements and Supplementary Data" for additional information regarding the AT&T Merger.

         (a)  Summary Compensation Table of Tele-Communications, Inc.

         The following table shows, for the three years ended December 31, 1998, all forms of compensation for the Chief Executive Officer and each of the four most highly compensated executive officers of TCI, whose total annual salary and bonus exceeded $100,000 for the year ended December 31, 1998. The following table has not been adjusted to reflect the impact of the AT&T Merger.

                                                                                Long-term Compensation
                                                                          ---------------------------------
                                      Annual Compensation                               Awards
                        -----------------------------------------------   ---------------------------------
                                                                                                Securities
                                                                             Restricted         Underlying
                                                          Other Annual          Stock            Options/             All Other
 Name and Principal                                       Compensation        Award(s)             SARs              Compensation
      Position          Year   Salary ($)     Bonus ($)        ($)               ($)              (#) (1)                 ($)
--------------------    ----  ------------   -----------  -------------   ----------------   --------------         ----------------
John C. Malone          1998  $  950,000     $      ---   $      ---      $       ---              ---              $  15,000 (5)
Chairman of the         1997  $  819,346     $      ---   $    3,318 (2)  $       ---        2,800,000 (3)          $  15,000 (5)
   Board and Chief      1996  $  900,000     $      ---   $    4,496 (2)  $       ---           29,000 (4)          $  17,500 (5)(6)
   Executive Officer

Leo J. Hindery, Jr.     1998  $  946,538     $      ---   $  102,102 (8)  $38,687,500  (9)         ---              $  15,000 (5)
President and           1997  $  617,961(7)  $      ---   $   92,727 (8)  $ 3,162,500  (10)  5,267,334 (11)(12)(20) $  34,462 (13)
   Chief Operating      1996  $      ---     $      ---   $      ---      $       ---              ---              $     ---
   Officer

Stephen M. Brett        1998  $  580,192     $      ---   $      ---      $ 3,723,125  (14)        ---              $  15,000 (5)
Executive Vice          1997  $  482,250     $      ---   $    2,796 (2)  $       ---          627,500 (12)         $  15,000 (5)
   President            1996  $  450,000     $      ---   $    4,239 (2)  $       ---              ---              $  15,000 (5)

Larry E. Romrell        1998  $  580,192     $      ---   $      ---      $ 3,723,125  (14)        ---              $  15,000 (5)
Executive Vice          1997  $  549,615     $      ---   $    2,782 (2)  $       ---          351,000 (12)(15)     $  15,000 (5)
   President            1996  $  500,000     $      ---   $    4,910 (2)  $       ---          694,096 (16)(21)     $  15,000 (5)

Marvin L. Jones         1998  $  580,192     $      ---   $      ---      $ 3,602,813  (18)        ---              $  15,000 (5)
Executive Vice          1997  $  498,791     $      ---   $      ---      $       ---          448,500 (12)(15)     $  15,000 (5)
   President            1996  $   61,207(17) $      ---   $      ---      $       ---              ---              $ 386,653 (19)

--------------------

(1) Adjusted to reflect the effect of the Satellite Distribution, the 1997 Liberty Group Stock Dividend, the Exchange Offer, the 1998 Stock Dividends, and the TINTA Merger.


                                                                     (continued)



                                     III-8

(2) Consists of amounts reimbursed during the year indicated for the payment of taxes.

(3) On December 16, 1997, pursuant to the Tele-Communications, Inc. 1998 Incentive Plan (the "1998 Incentive Plan"), Dr. Malone was granted options in tandem with stock appreciation rights to acquire 2,800,000 shares of Ventures Group Series B Stock at an exercise price of $10.37 per share. The options in tandem with stock appreciation rights granted to Dr. Malone vest evenly over five years with such vesting period beginning on December 16, 1997. Such options with tandem stock appreciation rights first became exercisable on December 16, 1998 and expire on December 16, 2007.

     Notwithstanding the vesting schedule as set forth in Dr. Malone's option agreement, the option shares and stock appreciation rights shall immediately vest and become exercisable if Dr. Malone's employment with
     TCI: (a) shall terminate by reason of: (i) termination by TCI without cause; (ii) termination by Dr. Malone for good reason (as defined in the agreement); or (iii) disability; (b) shall terminate pursuant to the provisions of a written employment agreement, if any, between Dr. Malone and TCI which expressly permits Dr. Malone to terminate such employment upon the occurrence of certain specified events; or (c) shall terminate if Dr. Malone dies while employed by TCI. Further, the option shares and stock appreciation rights will immediately vest and become exercisable in the event of an Approved Transaction, Board Change, or Control Purchase (each as defined in the 1998 Incentive Plan), unless in the case of an Approved Transaction, the Compensation Committee, under the circumstances specified in the 1998 Incentive Plan, determines otherwise.

(4) On April 11, 1996, Dr. Malone (along with three other TINTA non-employee directors) was granted, pursuant to TINTA's 1996 Nonemployee Director Stock Option Plan (the "TINTA Director Stock Option Plan"), options to acquire 29,000 shares of Liberty Group Series A Stock. Such grants of options were made at an exercise price of $27.58 per share. Such options vest evenly over five years, first became exercisable on April 11, 1997, and expire on April 11, 2006.

(5) Amounts represent contributions to the TCI 401(k) Stock Plan (the "TCI Stock Plan"). The TCI Stock Plan provides benefits upon an employee's retirement which normally is when the employee reaches 65 years of age. TCI Stock Plan participants may contribute up to 10% of their compensation and the Company (by annual resolution of the Board of Directors) may contribute up to a matching 100% of the participants' contributions. Participant contributions to the TCI Stock Plan are fully vested upon contribution.

     Generally, participants acquire a vested right in the Company contributions as follows:

                 Years of service                     Vesting Percentage
                 ----------------                     ------------------
                   Less than 1                                 0%
                     1-2                                      33%
                     2-3                                      66%
                     3 or more                               100%

     With respect to the Company contributions made to the TCI Stock Plan in 1998, 1997 and 1996, Messrs. Malone, Brett, Romrell, Jones and Howard are fully vested. The TCI Stock Plan also includes a salary deferral feature in respect of employee contributions. Forfeitures (due to participants' withdrawal prior to full vesting) are used to reduce the Company's otherwise determined contributions.



                                                                     (continued)


                                     III-9

     Directors who are not employees of the Company are ineligible to participate in the TCI Stock Plan. Under the terms of the TCI Stock Plan, employees are eligible to participate after three months of service. Although the Company has not expressed an intent to terminate the TCI Stock Plan, it may do so at any time. The TCI Stock Plan provides for full immediate vesting of all participants' rights upon termination the TCI Stock Plan.

(6) Includes fees paid to directors for attendance at each meeting of the Board of Directors at the rate of $500 per meeting. During 1996 a total of $2,500 of such fees were paid to Dr. Malone. Dr. Malone waived his right to receive such fees in 1997 and 1998.

(7) Mr. Hindery commenced his employment with the Company as of March 1997. Accordingly, the 1997 salary information included in the table represents only ten months of employment during 1997.

(8) Includes the following benefits paid to Mr. Hindery: (i) 1998 - a housing allowance of $28,582 and use of a Company plane valued at $52,727 and (ii) 1997 - a housing allowance of $43,853 and use of a Company plane valued at $16,458.

(9) On June 23, 1998, pursuant to the 1998 Incentive Plan, the Company granted Mr. Hindery 1,000,000 restricted shares of TCI Group Series A Stock, which vests as to 50% of such shares in June 2002 and as to the remaining 50% in June 2003. At the end of 1998, the restricted shares had an aggregate value of $55,312,500, based upon the closing sales price per share of the TCI Group Series A Stock on the National Market tier of The Nasdaq Stock Market ("Nasdaq") on December 31, 1998. TCI has not paid cash dividends on its securities and does not anticipate declaring and paying cash dividends on such securities at any time in the foreseeable future.

(10) On July 23, 1997, pursuant to the Tele-Communications, Inc. 1996 Incentive Plan (the "1996 Plan"), the Company granted Mr. Hindery 174,534 restricted shares of TCI Group Series A Stock and 50,932 restricted shares of Ventures Group Series A Stock, which vest as to 50% of such shares in July 2001 and as to the remaining 50% in July 2002. At the end of 1998, the restricted shares of TCI Group Series A Stock had an aggregate value of $9,653,912, based upon the closing sales price per share of the TCI Group Series A Stock on Nasdaq on December 31, 1998. At the end of 1998, the restricted shares of Ventures Group Series A Stock had an aggregate value of $1,200,085, based upon the closing sales price per share of the Ventures Group Series A Stock on Nasdaq on December 31, 1998.

(11) On February 7, 1997, Mr. Hindery, pursuant to the 1996 Plan, was granted options in tandem with stock appreciation rights to acquire 700,000 shares of TCI Group Series A Stock, 600,000 shares of Ventures Group Series A Stock, 375,000 shares of Liberty Group Series A Stock, and 29,000 shares of Liberty Group Series A Stock (after adjustment for the TINTA Merger) at exercise prices of $13.75, $6.88, $13.04 and $27.58 per share, respectively. Such options in tandem with stock appreciation rights granted to Mr. Hindery vest evenly over five years with such vesting period beginning on February 7, 1997. Such options with tandem stock appreciation rights first became exercisable on February 7, 1998 and expire on February 7, 2007.



                                                                     (continued)


                                     III-10

     Notwithstanding the vesting schedule as set forth in the option agreement, the option shares and stock appreciation rights shall immediately vest and become exercisable if grantee's employment with the Company: (a) shall terminate by reason of: (i) termination by the Company without cause; (ii) termination by the grantee for good reason (as defined in the agreement); or (iii) disability; (b) shall terminate pursuant to the provisions of a written employment agreement, if any, between the grantee and the Company which expressly permits the grantee to terminate such employment upon the occurrence of certain specified events; or (c) shall terminate if grantee dies while employed by the Company. Further, the option shares and stock appreciation rights will immediately vest and become exercisable in the event of an Approved Transaction, Board Change, or Control Purchase (each as defined in the applicable TCI Plan), unless in the case of an Approved Transaction, the Compensation Committee under the circumstances specified in the applicable TCI Plan, determines otherwise.

(12) On July 23, 1997, Mr. Hindery, Mr. Brett, Mr. Romrell and Mr. Jones pursuant to the 1996 Plan, were granted options in tandem with stock appreciation rights to acquire 1,050,000, 241,500, 31,500 and 84,000 shares, respectively, of TCI Group Series A Stock at an exercise price of $15.68 per share, 900,000, 207,000, 27,000 and 72,000 shares, respectively, of Ventures Group Series A Stock at an exercise price of $7.84 per share. Also, Mr. Hindery and Mr. Brett were granted options in tandem with stock appreciation rights to acquire 750,000 and 150,000 shares, respectively, of Liberty Group Series A Stock at an exercise price of $16.75 per share. Such options in tandem with stock appreciation rights granted to Messrs. Hindery, Brett, Romrell and Jones vest evenly over five years with such vesting period beginning on July 23, 1997. Such options with tandem stock appreciation rights first became exercisable on July 23, 1998 and expire on July 23, 2007. See note 11 above for additional information on vesting and other provisions of the 1996 Plan.

     In addition, on July 23, 1997, Mr. Brett, pursuant to TINTA's 1995 Stock Incentive Plan (the "TINTA Plan"), was granted options in tandem with stock appreciation rights to acquire 29,000 shares of Liberty Group Series A Stock at an exercise price of $25.21 per share (after adjustment for the TINTA Merger). Such options in tandem with stock appreciation rights granted to Mr. Brett vest evenly over five years with such vesting period beginning on July 23, 1997. Such options with tandem stock appreciation rights first became exercisable on July 23, 1998 and expire on July 23, 2007.

     Notwithstanding the vesting schedule as set forth in the grantee's option agreement, the option shares and stock appreciation rights shall immediately vest and become exercisable if grantee's employment with TINTA:
     (a) shall terminate by reason of: (i) termination by TINTA without cause;
     (ii) termination by the grantee for good reason (as defined in the agreement); or (iii) disability; (b) shall terminate pursuant to the provisions of a written employment agreement, if any, between grantee and TINTA which expressly permits the grantee to terminate such employment upon the occurrence of certain specified events; or (c) shall terminate if grantee dies while employed by TINTA. Further, the option shares and stock appreciation rights will immediately vest and become exercisable in the event of an Approved Transaction, Board Change, or Control Purchase (each as defined in the TINTA Plan), unless in the case of an Approved Transaction, the Compensation Committee under the circumstances specified in the TINTA Plan, determines otherwise.

(13) Includes $34,462 received as consulting fees prior to the commencement of Mr. Hindery's employment in March 1997.


                                                                     (continued)



                                     III-11

(14) On June 23, 1998, pursuant to the 1998 Incentive Plan, Mr. Brett and Mr. Romrell were each granted 50,000 restricted shares of TCI Group Series A Stock by the Company, which vest as to 50% of such shares in June 2002 and as to the remaining 50% in June 2003. At the end of 1998, each such grant of restricted shares had an aggregate value of $2,765,625, based upon the closing sales price per share of the TCI Group Series A Stock on Nasdaq on December 31, 1998. In addition, on September 3, 1998, pursuant to the 1998 Incentive Plan, Mr. Brett and Mr. Romrell were each granted 53,000 restricted shares of TCI Group Series A Stock by the Company, which vest as to 50% of such shares in September 2002 and as to the remaining 50% in September 2003. At the end of 1998, each such grant of restricted shares had an aggregate value of $2,931,563, based upon the closing sales price per share of the TCI Group Series A Stock on Nasdaq on December 31, 1998.

(15) On May 15, 1997, Mr. Romrell and Mr. Jones, pursuant to the 1996 Plan, were each granted options in tandem with stock appreciation rights to acquire 157,500 shares of TCI Group Series A Stock and 135,000 shares of Ventures Group Series A Stock at exercise prices of $14.00 and $7.00 per share, respectively. Such options in tandem with stock appreciation rights granted to Mr. Romrell and Mr. Jones vest evenly over five years with such vesting period beginning on May 15, 1997. Such options with tandem stock appreciation rights first became exercisable on May 15, 1998 and expire on May 15, 2007. See note 11 above for additional information on vesting and other provisions of the 1996 Plan.




                                                                     (continued)


                                     III-12

(16) Effective December 1, 1996, Mr. Romrell and a former officer of TCIC and a former officer of TCI were each granted options ("Internet Options") to acquire 1.0% of TCI's common equity in TCI Internet Services, Inc., a subsidiary of the Company ("TCI Internet"). The aggregate exercise price for each such Internet Option, which is payable to TCI Internet, is equal to 1.0% of TCI's cumulative investment in TCI Internet and its subsidiaries as of December 1, 1996, adjusted for a 6% per annum interest factor from the date each such investment was made to the date of such exercise. All of such options will vest and become exercisable in five equal annual installments, with the first annual installment having vested on February 1, 1997. The Internet Options will expire on February 1, 2006. In anticipation of the transfer to TCI.NET, Inc., a subsidiary of the Company ("TCI.NET") of the internet services distribution business conducted through subsidiaries of TCI Internet, each such Internet Option was replaced during 1997 with an option to acquire a number of shares equal to 1.0% of TCI's common equity in TCI.NET at December 1, 1996 (the "TCI.NET Option") and a stock appreciation right with respect to a number of shares equal to 1.0% of TCI's common equity in TCI Internet at December 1, 1996 (the "Internet SAR"). The material terms of the option to acquire shares of TCI.NET are the same as those of the Internet Option, except that the exercise price, which will be payable to TCI.NET, is an allocated portion of the current exercise price under the Internet Option based on TCI's cumulative investment in the internet services distribution business relative to the balance of its cumulative investment in TCI Internet at December 1, 1996. The stock appreciation right entitles the holder to the excess of the value of the shares subject to the stock appreciation right (based on the percentage that such shares represent of the total value of the common equity of TCI Internet as of the exercise date) over 1% of TCI's cumulative investment in TCI Internet at December 1, 1996, plus a 6% per annum interest factor from the date when each such investment was made to the date of exercise. Amounts payable upon exercise of the stock appreciation right may be paid in cash or, at TCI's election, TCI Group Series A Stock, Ventures Group Series A Stock or common stock of TCI Internet (if then publicly traded), or any combination of the foregoing, subject to certain conditions. Any exercise by the holder of all or part of the TCI.NET Option must be accompanied by the exercise by such holder of a pro rata portion of the Internet SAR, and vice versa. On February 19, 1999 the Company repurchased from the holders of TCI.NET Options all shares of the common stock of TCI.NET acquired by such holders pursuant to the TCI.NET Options. At such time the Company canceled the TCI.NET Options and deleted the requirement in the Internet SARs that holders thereof exercise their TCI.NET Option in order to exercise their Internet SAR. In connection with the AT&T Merger, the TCI Venture Group's equity interest in @Home, which constituted substantially all of the value of the assets of TCI Internet, was transferred to the TCI Group. As a result, on March 8, 1999 each Internet SAR was amended to provide, among other things, that following the AT&T Merger the amounts payable upon exercise of the Internet SARs would not be determined by reference to the fair market value of TCI Internet, but would instead be based upon the fair market value (determined as of the date of exercise of an Internet SAR) of the investment securities held by TCI Internet prior to the AT&T Merger, subject to certain adjustments. Such amendment also provided that the cash settlement value of the Internet SAR would be paid, at the grantor's election, in cash, AT&T stock or other stock owned by the grantor. In connection with such amendment, TCI or Liberty (depending upon which entity employed the holder of the Internet SAR) was substituted for TCI Internet as the obligor under the Internet SARs.



                                                                     (continued)


                                     III-13

     On December 4, 1996, Mr. Romrell was granted an option (along with three other officers) to purchase 664,076 shares of TSAT Series A Stock representing 1.0% of the number of shares of TSAT common stock issued and outstanding on the date of the Satellite Distribution, determined immediately after giving effect to the Satellite Distribution, but before giving effect to the exercise of such option or certain other options. The exercise price for each such option is equal to $8.86 per share, representing in the aggregate 1.0% of TCI's net investment in TSAT as of the date of the Satellite Distribution, but excluding any portion of TCI's net investment that as of such date was represented by a promissory note or other evidence of indebtedness from TSAT to TCI. All of such options will vest and become exercisable in five equal annual installments, with the first annual installment having vested on February 1, 1997. Such options will expire on February 1, 2006.

(17) Mr. Jones commenced his employment with the Company in November 1996. Accordingly, the 1996 salary information included in the table with respect to Mr. Jones represents only two months of employment during 1996.

(18) On September 3, 1998, pursuant to the 1998 Incentive Plan, the Company granted Mr. Jones 53,000 restricted shares of TCI Group Series A Stock, which vest as to 50% of such shares in September 2002 and as to the remaining 50% in September 2003. At the end of 1998, the restricted shares had an aggregate value of $2,931,563, based upon the closing sales price per share of the TCI Group Series A Stock on Nasdaq on December 31, 1998. In addition, on December 10, 1998, pursuant to the 1998 Incentive Plan, the Company granted Mr. Jones 37,500 restricted shares of TCI Group Series A Stock by the Company, which vest as to 50% of such shares in December 2002 and as to the remaining 50% in December 2003. At the end of 1998, the restricted shares had an aggregate value of $2,074,219, based upon the closing sales price per share of the TCI Group Series A Stock on Nasdaq on December 31, 1998.

(19) Consists of consulting fees paid to Mr. Jones, prior to Mr. Jones' employment with the Company.

(20) On July 11, 1997, Mr. Hindery was granted, pursuant to TCI Music's 1997 Stock Incentive Plan (the "TCI Music 1997 Plan"), options to acquire 833,334 shares of TCI Music's Series A Common Stock. Such grant of options was made at an exercise price of $6.25 per share. Such options vest evenly over five years, first became exercisable on July 11, 1998, and expire on July 11, 2007.

     Notwithstanding the vesting schedule, the option shares become available for purchase if Mr. Hindery ceases to be a director of TCI Music for any reason other than voluntary termination. Further, the option shares will become available for purchase in the event of an Approved Transaction, Board Change, or Control Purchase (each as defined in the TCI Music 1997
     Plan), unless, in the case of an Approved Transaction, the compensation committee under the circumstances specified in the TCI Music 1997 Plan, determines otherwise.



                                                                     (continued)


                                     III-14

     In addition, on November 5, 1997, Mr. Hindery was granted, pursuant to UVSG's Stock Option Plan for Non-Employee Directors, options to acquire 30,000 shares of UVSG's Class A Common Stock. Such grant of options was made at an exercise price of $13.38 per share. Under the plan, Mr. Hindery's options were to vest evenly over five years, which first became exercisable on November 5, 1998. In February 1999, Mr. Hindery resigned as a director of UVSG, at which time, the vesting of his remaining options was accelerated. Upon his resignation, Mr. Hindery notified UVSG of his intention to exercise his vested options.

(21) On May 15, 1996, Mr. Romrell was granted, pursuant to UVSG's Stock Option Plan for Non-Employee Directors, options to acquire 30,000 shares of UVSG's Class A Common Stock. Such grant of options was made at an exercise price of $11.50 per share. Such options vest evenly over five years, first became exercisable on May 15, 1997, and expire on May 15, 2006.

(b)  Option/SAR Grants Table of Tele-Communications, Inc. - None.

(c) Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table of Tele-Communications, Inc. The following table shows each exercise of stock options and SARs during the year ended December 31, 1998 by each of the named executive officers of TCI and the December 31, 1998 number and year-end value of unexercised options and SARs on an aggregated basis. The following table has not been adjusted to reflect the impact of the AT&T Merger.

                                                                                     Number of
                                                                                    Securities        Value of
                                                                                    Underlying        Unexercised
                                                                                    Unexercised      In-the-Money
                                                                                   Options/SARs      Options/SARs
                                                                                        at                at
                                                                                   December 31,      December 31,
                                                                                     1998 (#)          1998 ($)
                                          Shares Acquired      Value Realized      Exercisable/       Exercisable/
             Name                       on Exercise (#) (1)          ($)           Unexercisable      Unexercisable
             ----                       -------------------    --------------      -------------    ----------------
             John C. Malone
               Exercisable
                  TCI Group Series A
                    Stock                     50,000             $ 1,575,000          1,070,000     $  46,056,475
                  Ventures Group
                    Series A Stock                --                      --            960,000     $  16,760,400
                  Ventures Group
                    Series B Stock                --                      --            560,000     $   7,212,800
                  Liberty Group
                    Series A Stock                --                      --            911,600     $  33,884,522
                  TSAT Series A Stock             --                      --            160,000                --
               Unexercisable
                  TCI Group Series A
                    Stock                         --                      --            280,000     $  11,393,900
                  Ventures Group
                    Series A Stock                --                      --            240,000     $   3,900,600
                  Ventures Group
                    Series B Stock                --                      --          2,240,000     $  28,851,200
                  Liberty Group
                    Series A Stock                --                      --            242,400     $   8,284,908
                  TSAT Series A Stock             --                      --             40,000                --


                                                                     (continued)


                                     III-15

                                                                                     Number of
                                                                                    Securities        Value of
                                                                                    Underlying        Unexercised
                                                                                    Unexercised      In-the-Money
                                                                                   Options/SARs      Options/SARs
                                                                                        at                at
                                                                                   December 31,      December 31,
                                                                                     1998 (#)          1998 ($)
                                          Shares Acquired      Value Realized      Exercisable/       Exercisable/
             Name                       on Exercise (#) (1)          ($)           Unexercisable      Unexercisable
             ----                       -------------------    --------------      -------------    ----------------
             Leo J. Hindery, Jr.
               Exercisable
                  TCI Group Series A
                    Stock                         --                      --            350,000     $  14,141,575
                  Ventures Group
                    Series A Stock                --                      --            300,000     $   4,831,950
                  Liberty Group
                    Series A Stock                --                      --            230,800     $   6,980,761
                  TCI Music Series A
                    Common Stock                  --                      --            166,667                --
                  UVSG Series A
                    Common Stock                  --                      --              6,000     $      61,470
               Unexercisable
                  TCI Group Series A
                    Stock                         --                      --          1,400,000     $  56,566,300
                  Ventures Group
                    Series A Stock                --                      --          1,200,000     $  19,327,800
                  Liberty Group
                    Series A Stock                --                      --            923,200     $  27,923,044
                  TCI Music Series A
                    Common Stock                  --                      --            666,667                --
                  UVSG Series A
                    Common Stock                  --                      --             24,000     $     245,880

             Stephen M. Brett
               Exercisable
                  TCI Group Series A
                    Stock                     16,000             $   434,880            270,300     $  10,989,265
                  Ventures Group
                    Series A Stock             8,000             $   112,640            237,400     $   3,854,882
                  Liberty Group
                    Series A Stock           120,500             $ 2,702,760            236,450     $   7,479,591
                  TSAT Series A Stock             --                      --             54,000                --
               Unexercisable
                  TCI Group Series A
                    Stock                         --                      --            305,200     $  12,226,599
                  Ventures Group
                    Series A Stock                --                      --            261,600     $   4,168,926
                  Liberty Group
                    Series A Stock                --                      --            244,800     $   7,311,000
                  TSAT Series A Stock             --                      --             16,000                --



                                                                     (continued)


                                     III-16

                                                                                     Number of
                                                                                    Securities        Value of
                                                                                    Underlying        Unexercised
                                                                                    Unexercised      In-the-Money
                                                                                   Options/SARs      Options/SARs
                                                                                        at                at
                                                                                   December 31,      December 31,
                                                                                     1998 (#)          1998 ($)
                                          Shares Acquired      Value Realized      Exercisable/       Exercisable/
             Name                       on Exercise (#) (1)          ($)           Unexercisable      Unexercisable
             ----                       -------------------    --------------      -------------    ----------------
             Larry E. Romrell
               Exercisable
                  TCI Group Series A
                    Stock                         --                      --            275,800     $  11,284,004
                  Ventures Group
                    Series A Stock                --                      --            356,400     $   6,049,659
                  Liberty Group
                    Series A Stock            56,250             $ 1,778,794            247,500     $   8,581,331
                  Internet SAR                     2             $ 3,456,048                 --                --
                  TSAT Series A Stock             --                      --            319,630                --
                  UVSG Series A
                    Common Stock                  --                      --             12,000     $     145,500
               Unexercisable
                  TCI Group Series A
                    Stock                         --                      --            263,200     $  10,773,714
                  Ventures Group
                    Series A Stock                --                      --            225,600     $   3,693,636
                  Liberty Group
                    Series A Stock                --                      --             90,000     $   3,095,325
                  Internet SAR                    --                      --                  6     $  20,719,146
                  TSAT Series A Stock             --                      --            414,446                --
                  UVSG Series A
                    Common Stock                  --                      --             18,000     $     218,250

             Marvin L. Jones
               Exercisable
                  TCI Group Series A
                    Stock                     48,300             $ 1,089,606                 --                --
                  Ventures Group
                    Series A Stock            41,400             $   457,344                 --                --
               Unexercisable
                  TCI Group Series A
                    Stock                         --                      --            193,200     $   7,868,679
                  Ventures Group
                    Series A Stock                --                      --            165,600     $   2,694,366

          -------------------

          (1) Represents the number of shares underlying the stock appreciation rights which were exercised in 1998.


                                                                     (continued)


                                     III-17

         (d) Compensation of directors. The standard arrangement by which TCI's directors are compensated for all services (including any amounts payable for committee participation or special assignments) as a director is as follows: each non-employee director receives a fee of $500 plus travel expenses for attendance at each meeting of the Board of Directors and each director who is not a full time employee of TCI or its subsidiaries also receives additional compensation of $30,000 per year. Each director who is also a full-time employee of the Company receives reimbursement for travel expenses but does not receive a fee for meeting attendance.

         In addition, the Company's stockholders approved an option plan for its directors (the "Director Stock Option Plan") and in connection with such approval, approved the grant effective as of November 16, 1994, to each person who as of such date was a member of the Board of Directors and was not an employee of the Company or any of its subsidiaries, of options to purchase 50,000 shares of TCI Group Series A Stock and 28,125 shares of Liberty Group Series A Stock. Such options have a purchase price of $14.19 per share and $9.78 per share, respectively, and vest and become exercisable over a five-year period, commencing on November 16, 1995, and will expire on November 16, 2004. Each person who becomes a director of the Company and is not an employee of the Company or any of its subsidiaries will be automatically granted similar options upon such person's becoming a director. Additionally, each person who is an employee and director of the Company who ceases to be an employee but remains a director will be automatically granted similar options upon such event. The exercise price of each such subsequently granted option will be equal to the fair market value of the TCI Group Series A Stock or Liberty Group Series A Stock, as applicable, on the date the option is granted. In general, such fair market value will be 95% of the last sale price for the shares of the TCI Group Series A Stock or Liberty Group Series A Stock, as applicable, as reported on Nasdaq on the date of the grant, with the price resulting from such percentage rounded down to the nearest quarter dollar.

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

         A director may elect payment of deferred compensation to be made at a specified year in the future or upon termination of the director's service as director of the Company. Each director may elect payment in a lump sum, three substantially equal consecutive annual installments or five substantially equal consecutive annual installments. In the event that a director dies prior to payment of all the amounts payable pursuant to the deferred compensation plan, any amounts remaining in the director's deferred compensation account, together with accrued interest thereon, shall be paid to the director's designated beneficiary.

         There are no other arrangements whereby any of TCI's directors received compensation for services as a director during 1998 in addition to or in lieu of that specified by the previously described standard arrangement.




                                                                     (continued)


                                     III-18

         (e) Employment Contracts and Termination of Employment and Change of Control Arrangements. Except as described below, the Company has no employment contracts, termination of employment agreements or change of control agreements with any of the named executive officers of the Company.

         Dr. Malone's Employment Agreement. Effective November 1, 1992, the employment agreement between TCIC and Dr. Malone, as amended, was further amended and restated. Pursuant to an Assignment Agreement, dated August 4, 1994, the payment, performance and other obligations of such employment agreement were assumed by the Company. Pursuant to an Assignment Agreement, dated as of March 9, 1999, the payment, performance and other obligations of Dr. Malone's agreement were subsequently assigned by the Company to, and assumed by, Liberty. The term of such agreement is extended daily so that the remainder of the employment term is, at all times on and prior to the effective date of the termination of employment as provided by such agreement, five years. Dr. Malone's employment agreement provides for an annual salary of $800,000, subject to increase upon approval of the Board of Directors. Additionally, the employment agreement provides for personal use of the Company's aircraft and flight crew, limited to an aggregate value of $35,000 per year.

         Dr. Malone's employment agreement provides, among other things, for deferral of a portion, which currently is not in excess of 40%, of the monthly compensation payable to him. The deferred amounts will be payable in monthly installments over a 20-year period commencing on the termination of Dr. Malone's employment, together with interest thereon at the rate of 8% per annum compounded annually from the date of deferral to the date of payment. The amendment also provides for the payment of certain benefits, as discussed below.

         Dr. Malone's employment agreement also provides that, upon termination of his employment by the Company (other than for cause, as defined in the agreement) or if Dr. Malone elects to terminate the agreement because of a change in control of the Company, all remaining compensation due under the agreement for the balance of the employment term shall be immediately due and payable.

         Dr. Malone's agreement provides that, during his employment with the Company and for a period of two years following the effective date of his termination of employment with the Company, unless termination results from a change in control of the Company, he will not be connected with any entity in any manner specified in the agreement, which competes in a material respect with the business of the Company. Notwithstanding the foregoing, Dr. Malone may serve as Chairman of the Board of Liberty and own securities of Liberty without regard to the percentage limitation in the following sentence. The agreement provides that Dr. Malone may own securities of any corporation listed on a national securities exchange or quoted in the Nasdaq Stock Market to the extent of an aggregate of 5% of the amount of such securities outstanding.

         For a period of twelve (12) months following a change in control, as defined in Dr. Malone's employment agreement, the Company's ability to terminate Dr. Malone's employment for cause will be limited to situations in which Dr. Malone has entered a plea of guilty to, or has been convicted of, the commission of a felony offense.



                                                                     (continued)


                                     III-19

         Dr. Malone's agreement also provides that, in the event of termination of his employment with the Company, he will be entitled to receive 240 consecutive monthly payments of $15,000 (increased at the rate of 12% per annum compounded annually from January 1, 1988 to the date payment commences), the first of which will be payable on the first day of the month succeeding the termination of Dr. Malone's employment. In the event of Dr. Malone's death, his beneficiaries will be entitled to receive the foregoing monthly payments. The Company currently owns a whole-life insurance policy on Dr. Malone, the face value of which is sufficient to meet its obligation under the salary continuation arrangement. The premiums payable by the Company on such insurance policy are currently being funded through earnings on the policy. Dr. Malone has no interest in this policy.

         The Company pays a portion of the annual premiums (equal to the cost to buy one-year term insurance coverage as set forth in IRS Pension Service Table No. 58) on three whole-life insurance policies of which Dr. Malone is the insured and trusts for the benefit of members of his family are the owners. The Company is the designated beneficiary of the proceeds of such policies less an amount equal to the greater of the cash surrender value thereof at the time of Dr. Malone's death and the amount of the premiums paid by the policy owners.

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

         Mr. Jones' Employment Agreement. TCIC and Mr. Jones entered into an employment agreement dated November 7, 1997. The term of Mr. Jones' employment agreement extends through January 1, 2000, or such later date as Mr. Jones' and TCIC agree. Mr. Jones' agreement provides for a base salary of $560,000 per year. TCIC will consider increases to Mr. Jones' salary from time to time.

         While he is employed by TCIC pursuant to his employment agreement, Mr. Jones is entitled to the same benefits that other executives of his level at TCIC or Executive Vice Presidents of the Company receive.

         Mr. Jones' employment agreement also provides that, upon his voluntary resignation or an earlier termination of his employment by the Company without cause, the Company shall pay to Mr. Jones an amount equal to the greater of (1) the balance due between the date of termination and January 1, 2000, or (2) two years' annual compensation at its then current level. In addition, upon Mr. Jones' voluntary resignation or termination without cause, all options and restricted stock granted to Mr. Jones will immediately vest.

         Prior to the AT&T Merger, TCIC merged with and into TCI, with TCI being the surviving corporation (the "TCIC Merger"). As a result of the TCIC Merger, all of the assets and liabilities of TCIC have been assumed by TCI, including TCIC's obligations under Mr. Jones' employment agreement.

         Mr. Romrell's Employment Agreement. The Company and Mr. Romrell entered into an employment agreement on January 1, 1998. This employment agreement superseded an earlier employment agreement, dated as of January 1, 1993, between Mr. Romrell and TCIC, the payment, performance and other obligations of which were assigned to, and assumed by, the Company on August 4, 1994. The term of Mr. Romrell's employment extends through December 31, 2007. Mr. Romrell's agreement provides for a base salary of $560,000 per year. Mr. Romrell's salary is subject to annual review by the Board of Directors, which may in its sole discretion increase his salary.



                                                                     (continued)

                                     III-20

         While he is employed by the Company pursuant to his employment agreement, Mr. Romrell is entitled to participate in all formal incentive compensation plans, stock incentive plans, employee stock purchase plans, retirement plans and insurance plans or policies adopted for the benefit of TCI's executive officers or employees generally.

         Mr. Romrell's employment agreement also provides that, upon an earlier termination of Mr. Romrell's employment by the Company without cause, all remaining compensation due under such agreement for the balance of the employment term would become immediately due and payable to Mr. Romrell. Upon his death during the employment term, the Company would pay to Mr. Romrell's beneficiaries a lump sum in an amount equal to the lesser of: (a) the compensation due under his employment agreement for the balance of the employment term; and (b) one year's salary. In the event of his disability, the Company would continue to pay Mr. Romrell his annual salary as and when it would have otherwise become due until the first to occur of the end of the employment term or the date of his death.

         Mr. Romrell's agreement provides that, during his employment with the Company and for a period of two years following the effective date of his termination of employment therewith, he will not be connected with any entity in any manner specified in the agreement, which competes in a material respect with the business of the Company or the Company's majority owned subsidiaries. However, the agreement provides that Mr. Romrell may own securities of any corporation listed on a national securities exchange or quoted on Nasdaq to the extent of an aggregate of 5% of the amount of such securities outstanding. Under the employment agreement, substantially all of Mr. Romrell's business time, attention and efforts will be devoted to the affairs of the Company.

         For a period of twelve (12) months following a change in control, as defined in Mr. Romrell's employment agreement, the Company's ability to terminate Mr. Romrell's employment for cause will be limited to situations in which Mr. Romrell has entered a plea of guilty to, or has been convicted of, the commission of a felony offense.

         Mr. Romrell's employment agreement also provided that he had the right to convert his employment agreement into a consulting agreement. Mr. Romrell exercised this election and on March 8, 1999 Mr. Romrell resigned as an officer and employee of the Company and entered into a consulting agreement with the Company. During the term of the consulting agreement, which extends until December 31, 2007 unless sooner terminated as provided in the agreement, Mr. Romrell is required to provide consulting services as and if requested by the Company's chief executive officer, subject to the limitation that he is not required to provide more than 70 hours of such services in any month or more than 700 hours during any period of 12 consecutive months. Whether or not his services are requested, Mr. Romrell will receive compensation at the rate of $610,000 per annum. If he dies before the end of the term of his consulting agreement, the Company is required to pay his designated beneficiaries a lump sum equal to one year's compensation. During the term of the agreement, Mr. Romrell will continue to be entitled to participate in, and to be accorded all rights and benefits under, all group insurance policies (including, but not limited to, all disability, life, health and medical insurance policies) maintained by the Company for the benefit of its employees.



                                                                     (continued)


                                     III-21

         Mr. Romrell's consulting agreement provides that during its term, Mr. Romrell will not be connected in any manner specified in such agreement with any entity which competes in a material respect with the business of the Company; however, he may own securities of any corporation listed on a national securities exchange or quoted on Nasdaq to the extent of an aggregate of 5% of the amount of such securities outstanding and Mr. Romrell may continue to serve as a director of Liberty.

         Mr. Brett's Employment Agreement. The Company and Mr. Brett entered into an employment agreement on June 1, 1998. The term of Mr. Brett's employment agreement is extended daily so that the remainder of the employment term is, at all times on and prior to the effective date of termination of employment as provided by such agreement, five years. Mr. Brett's agreement provides for a base salary of $560,000 per year. Mr. Brett's salary is subject to annual review by the Board of Directors, which may in its sole discretion increase his salary.

         While he is employed by the Company pursuant to his employment agreement, Mr. Brett is entitled to participate in all formal incentive compensation plans, stock incentive plans, employee stock purchase plans, retirement plans and insurance plans or policies adopted for the benefit of the Company's executive officers or employees generally.

         Mr. Brett's employment agreement also provides that, upon an early termination of his employment by the Company without cause, the Company will pay to Mr. Brett, in a lump sum, an amount equal to five year's compensation calculated at the annual rate then in effect. Upon his death during the employment term, the Company will pay to Mr. Brett's beneficiaries a lump sum in an amount equal to one year's salary at the rate currently in effect. In the event of his disability, the Company will continue to pay Mr. Brett his annual salary as and when it would have otherwise become due for a period of five years from the date of termination of his employment as a result of such disability.

         Mr. Brett's agreement provides that, during his employment with the Company and for a period of two years following the effective date of his termination of employment with the Company, he will not be connected with any entity in any manner specified in the agreement, which competes in a material respect with the business of the Company or the Company's majority owned subsidiaries. However, the agreement provides that Mr. Brett may own securities of any corporation listed on a national securities exchange or quoted on Nasdaq to the extent of an aggregate of 5% of the amount of such securities outstanding. Under the employment agreement, substantially all of Mr. Brett's business time, attention and efforts will be devoted to the affairs of the Company.

         For a period of twelve (12) months following a change in control, as defined in Mr. Brett's employment agreement, the Company's ability to terminate Mr. Brett's employment for cause will be limited to situations in which Mr. Brett has entered a plea of guilty to, or has been convicted of, the commission of a felony offense.

         Mr. Hindery's Employment Agreement. TCI and Mr. Hindery entered into an employment agreement, dated as of June 23, 1998. Effective upon the consummation of the AT&T Merger, AT&T assumed Mr. Hindery's employment agreement. Pursuant to the terms of the assumption agreement by AT&T, the term of Mr. Hindery's employment began on March 9, 1999 and will continue for a period of five years. Mr. Hindery's agreement provides for a base salary of $900,000 per year. Mr. Hindery's salary is subject to annual review by the Board of Directors, which may in its sole discretion increase his salary.



                                                                     (continued)


                                     III-22

         Mr. Hindery's employment agreement also provides that, upon termination of his employment by the Company (other than for cause, as defined in the agreement), he will receive the greater of (i) two years' compensation (other than deferred compensation), or (ii) all remaining compensation (other than deferred compensation) due under the agreement for the balance of the employment term, which compensation shall be immediately due and payable.

         Mr. Hindery's employment agreement provides, among other things, for deferral of a portion (0% in 1998 and not in excess of 40% thereafter) of the monthly compensation payable to him. The deferred amounts will be payable in substantially equal monthly installments over a 120-month period commencing on the first business day of the first calendar month following the termination of Mr. Hindery's employment with the Company, together with interest thereon at the rate of 8% per annum compounded annually from the date of deferral to the date of payment. In the event Mr. Hindery dies while he is a full time employee of the Company or before the expiration of the 120-month period in which he is to receive such deferred payments, the remaining deferred payments will be paid in a lump sum to Mr. Hindery's designated beneficiary or beneficiaries. Mr. Hindery's right to receive deferred payments is conditioned upon his compliance with certain terms of his employment agreement which survive for portions of the 120-month payment period therefor.

         While he is employed by the Company pursuant to his employment agreement, Mr. Hindery is entitled to participate in all formal incentive compensation plans, stock incentive plans, employee stock purchase plans, retirement plans and insurance plans or policies adopted for the benefit of TCI's executive officers or employees generally. In addition, the Company has agreed that its Compensation Committee of the Board of Directors will grant to Mr. Hindery, for each calendar year or portion thereof that he is employed by the Company, a Performance Award under the terms of the Amended and Restated Tele-Communications, Inc. 1996 Incentive Plan (or any successor plan), with a target bonus opportunity for Mr. Hindery of not less than $2,100,000, determined as of the commencement of the employment period. The Compensation Committee will determine the maximum Performance Award, the criteria applicable to such Award and the achievement of performance goals in connection therewith for each employment period. Mr. Hindery shall have the right to receive all or any portion of his Performance Award in shares of the Company's Common Stock.

         On the date of Mr. Hindery's employment agreement, the Company granted to him 1,000,000 restricted stock units for the Company's Series A TCI Group Common Stock, 50% of which will vest on each of the fourth and the fifth anniversaries of the date of the grant. Upon consummation of the AT&T Merger, such restricted stock units were equitably converted into restricted stock units for AT&T Common Stock.

         Mr. Hindery's agreement provides that, during his employment with the Company and for a period of two years following the effective date of his termination of employment with the Company, he will not be connected with any entity in any manner specified in the agreement, which competes in a material respect with the business of AT&T or any of its affiliates, including the Company or the Company's majority owned subsidiaries. However, the agreement provides that Mr. Hindery may own securities of any corporation listed on a national securities exchange or quoted on Nasdaq to the extent of an aggregate of 5% of the amount of such securities outstanding. Under the employment agreement, substantially all of Mr. Hindery's business time, attention and efforts will be devoted to the affairs of the Company.



                                                                     (continued)


                                     III-23

         (f) Compensation Committee Interlocks and Insider Participation in Compensation Decisions.

         In addition, please refer to the discussion under "Item 11. Executive Compensation - Background of Stock Adjustments" for additional information regarding changes in the capital structure of the Company. References to share amounts and per share prices have also been adjusted retroactively to give effect to such changes.

         The members of the Company's compensation committee are Messrs. Paul A. Gould and Kim Magness, both directors of the Company. Each of Mr. Gould and Mr. Magness are not and have not been officers of the Company or any of its subsidiaries.

         On February 17, 1999, the date of the stockholders meeting approving the AT&T Merger, the Board approved the payment by Liberty of $1 million to Paul
A. Gould for his services on the Special Committee of the Company's Board of directors in evaluating the merger transaction with AT&T and the consideration to be received by the stockholders of the Company.

         Mr. Fisher is a member of the compensation committee of TCI Music. Messrs. Hindery and Sparkman, as well as Mr. Fisher, are executive officers of TCI Music. See "Item 13 - Certain Relationships and Related Transactions - Transactions with Management and Others and Indebtedness of Management" for more information regarding transactions involving Messrs. Fisher, Hindery and Sparkman.

         Magness and Malone Transactions. On June 16, 1997, (a) the Company issued 30,545,864 shares of TCI Group Series A Stock (which shares are entitled to one vote per share) to the Estate of Bob Magness (the "Magness Estate"), the late founder and former Chairman of the Board of TCI in exchange (the "Exchange") for an equal number of shares of TCI Group Series B Stock (which shares are entitled to ten votes per share) owned by the Magness Estate, (b) the Magness Estate sold (the "Sale") the shares of TCI Group Series A Stock received in the Exchange, together with approximately 1.5 million shares of TCI Group Series A Stock that the Magness Estate previously owned (collectively, the "Option Shares"), to two investment banking firms (the "Investment Bankers") for approximately $530 million (the "Sale Price") and (c) TCI entered into an agreement with the Investment Bankers whereby TCI would have the option, but not the obligation, to purchase the Option Shares at any time on or before June 16, 1999. The preceding transactions are referred to collectively as the "June 16 Stock Transaction." Pursuant to a certain Letter Agreement, dated June 16, 1997, between Dr. Malone, TCI's Chairman and Chief Executive Officer, and the Magness Estate, Dr. Malone agreed to waive certain rights of first refusal with respect to shares of TCI Group Series B Stock beneficially owned by the Magness Estate. Such rights of first refusal arise from a letter agreement, dated June 17, 1988, among Bob Magness, Kearns-Tribune Corporation and Dr. Malone, pursuant to which Dr. Malone was granted a right of first refusal to acquire any shares of TCI Group Series B Stock which the other parties proposed to sell. As a result of Dr. Malone's rights under such June 17, 1988 letter agreement, such waiver was necessary in order for the Magness Estate to consummate the Exchange and the Sale.

         In consideration for such waiver, TCI granted Dr. Malone the right (the "Malone Right") to acquire from time to time until June 30, 1999, from TCI up to 30,545,864 shares of the TCI Group Series B Stock acquired by TCI from the Magness Estate pursuant to the Exchange. Such acquisition may be made in exchange for either, or any combination of, shares of TCI Group Series A Stock owned by Dr. Malone (exchanged on a one for one basis), or cash in an amount equal to the average closing sale price of the TCI Group Series B Stock for the five trading days preceding the acquisition.



                                                                     (continued)



                                     III-24

         In connection with certain legal proceedings relative to the probate of the Magness Estate, one or more of Gary Magness and Kim Magness, Bob Magness' sons, Sharon Magness, Bob Magness' surviving second wife, and the original personal representatives of the Magness Estate advanced various claims, causes of action, demands, complaints and request against one or more of the others. In addition, Kim Magness and Gary Magness, in a Complaint And Request To Void Sale of TCI Stock, And For Damages And Surcharge, filed on October 29, 1997 (the "Voiding Action"), advanced various claims relating to the June 16 Stock Transaction against TCI, Dr. Malone and the original personal representatives of the Magness Estate. Among other matters, the Voiding Action challenged the June 16 Stock Transaction on various fiduciary bases and requested rescission of such transaction and damages.

         Pursuant to an agreement effective as of January 5, 1998, (the "Settlement Agreement"), TCI, Gary Magness, Kim Magness, Sharon Magness, the Magness Estate, the Estate of Betsy Magness (the first wife of Bob Magness) and Dr. Malone agreed to settle their respective claims against each other relating to the Magness Estate and the June 16 Stock Transaction, in each case without any of those parties admitting any of the claims or allegations against that party (the "Magness Settlement").

         In connection with the Magness Settlement, portions of the Exchange and Sale were unwound such that (a) 10,201,041 shares of TCI Group Series A Stock and 11,666,506 shares of TCI Ventures Group Series A Stock were returned to TCI as authorized but unissued shares, (b) the Magness Estate returned to the Investment Bankers the portion of the Sales Price attributable to such returned shares and (c) the Magness Estate paid $11 million to TCI representing a reimbursement of the Exchange fees incurred by TCI from June 16, 1997 through February 9, 1998 with respect to such returned shares. TCI then issued to the Magness Estate 10,017,145 shares of TCI Group Series B Stock and 12,034,298 shares of TCI Ventures Group Series B Stock. In addition, as part of the Magness Settlement, TCI issued 1,339,415 shares of TCI Group Series B Stock to the Estate of Betsy Magness in exchange for an equal number of shares of TCI Group Series A Stock and issued 1,531,834 shares of TCI Ventures Group Series B Stock for an equal number of shares of TCI Ventures Group Series A Stock.

         On February 9, 1998, in connection with the Magness Settlement, the Company entered into a call agreement (the "Malone Call Agreement") with Dr. Malone and Dr. Malone's wife (together with Dr. Malone, the "Malones"), under which the Malones granted to the Company the right to acquire any shares of the Company's common stock which are entitled to cast more than one vote per share (the "High-Voting Shares") owned by the Malones, which at December 31, 1998 consisted of an aggregate of approximately 69 million High-Voting Shares, upon Dr. Malone's death or upon a contemplated sale of the High-Voting Shares (other than a minimal amount) to third persons. In either such event, the Company has the right to acquire such shares at a maximum price equal to the then relevant market price of shares of the Company's "low-voting" Series A common stock plus a ten percent premium. The Malones also agreed that if the Company were ever to be sold to another entity, then the maximum premium that the Malones would receive on their High-Voting Shares would be no greater than a ten percent premium over the price paid for the relevant shares of Series A common stock. The Company paid $150 million to the Malones in consideration of their entering into the Malone Call Agreement.



                                                                     (continued)


                                     III-25

         Also on February 9, 1998, in connection with the Magness Settlement, certain members of the Magness family, individually, and in certain cases, on behalf of the Estate of Betsy Magness and the Magness Estate (collectively, the "Magness Family") also entered into a call agreement with the Company (with substantially the same terms as the one entered into by the Malones, including a call on the shares owned by the Magness Family upon Dr. Malone's death) (the "Magness Call Agreement") on the Magness Family's, which at December 31, 1998 consisted of an aggregate of approximately 55 million High-Voting Shares. The Magness Family was paid $124 million by the Company in consideration of their entering into the Magness Call Agreement.

         Additionally, on February 9, 1998, the Magness Family entered into a shareholders' agreement (the "Shareholders' Agreement") with the Malones and the Company under which (1) the Magness Family and the Malones agreed to consult with each other in connection with matters to be brought to the vote of the Company's stockholders, subject to the proviso that if they cannot mutually agree on how to vote the shares, Dr. Malone has an irrevocable proxy to vote the High-Voting Shares owned by the Magness Family, (2) the Magness Family may designate a nominee for the Board and Dr. Malone has agreed to vote his High-Voting Shares for such nominee and (3) certain "tag along rights" have been created in favor of the Magness Family and certain "drag along rights" have been created in favor of the Malones. In addition, the Malone Right granted by the Company to Dr. Malone to acquire 30,545,864 shares of TCI Group Series B Stock was reduced to an option to acquire 14,511,570 shares of TCI Group Series B Stock. Pursuant to the terms of the Shareholders' Agreement, the Magness Family has the right to participate in the reduced Malone Right on a proportionate basis with respect to 12,406,238 shares of the 14,511,570 shares subject to the Malone Right. On June 24, 1998, Dr. Malone delivered notice to the Company exercising his right to purchase (subject to the Magness Family proportionate right) up to 14,511,570 shares of TCI Group Series B Stock at a per share price of $35.5875 pursuant to the Malone Right. In addition, a representative of the Magness Family advised Dr. Malone that the Magness Family would participate in such purchase up to the Magness Family's proportionate right. On October 14, 1998, 8,718,770 shares of TCI Group Series B Stock were issued to Dr. Malone upon payment of cash consideration totaling $310 million. On October 16, 1998, 5,792,800 shares of TCI Group Series B Stock were issued to the Magness Family upon payment of cash consideration totaling $206 million. In connection with the acquisition of the TCI Group Series B Stock by Dr. Malone, the Company executed certain waivers to the Malone Call Agreement and the Company and the Magness Family executed a waiver to the Shareholders' Agreement to, among other things, permit (subject to certain limitations) the pledge of TCI Group Series B Stock owned by Dr. Malone as collateral to the lenders who provided the funds for his purchase of shares of TCI Group Series B Stock. In connection with the AT&T Merger, Liberty Media Corporation ("Liberty") became entitled to exercise TCI's rights under each Call Agreement and the Shareholders' Agreement with respect to the AT&T Liberty Class B Tracking Stock acquired by the Malones and the Magness Family as a result of the AT&T Merger and the Malones and the Magness Family agreed that the Shareholders' Agreement would continue to apply to the AT&T Liberty Class B Tracking Stock.

         On February 1, 1999, the Company began to terminate the transactions under the agreements with the Investment Bankers described above, and as of March 5, 1999, such transactions were terminated.


                                                                     (continued)


                                     III-26

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         Please refer to the discussion under "Item 11. Executive Compensation - Background of Stock Adjustments" for information regarding changes in the capital structure of the Company. References to share amounts and per share prices have been adjusted retroactively to give effect to such changes, except as otherwise noted.

         (a) Security ownership of certain beneficial owners. The following table sets forth, as of December 31, 1998, information with respect to the ownership of TCI Group Series A Stock, TCI Group Series B Stock, Liberty Group Series A Stock, Liberty Group Series B Stock, Ventures Group Series A Stock, Ventures Group Series B Stock, TCI Group Class B 6% Cumulative Redeemable Exchangeable Junior Preferred Stock ("Class B Preferred Stock"), Series C-TCI Group Preferred Stock, Series C-Liberty Media Group Preferred Stock, Redeemable Convertible TCI Group Preferred Stock, Series G ("Series G Preferred Stock") and Redeemable Convertible Liberty Media Group Preferred Stock, Series H ("Series H Preferred Stock") by each person known to the Company to own beneficially more than 5% of any such class outstanding on that date. The aforementioned securities shall be referred to, from time to time, as the "Voting Securities." Unless otherwise indicated, the information in the table and the footnotes is as of December 31, 1998. Shares issuable upon exercise of options, conversion of convertible securities, exchange of exchangeable securities or upon vesting of restricted stock awards are deemed to be outstanding for the purpose of computing the percentage ownership and overall voting power of persons beneficially owning such securities, but have not been deemed to be outstanding for the purpose of computing the percentage ownership or overall voting power of any other person. Voting power in the table is computed with respect to a general election of directors and, therefore, the Class B Preferred Stock, the Series G Preferred Stock and the Series H Preferred Stock are included in the calculation notwithstanding the fact that the Class B Preferred Stock, the Series G Preferred Stock and the Series H Preferred Stock do not generally vote with respect to matters submitted to a vote of stockholders. So far as is known to TCI, the persons indicated below have sole voting and investment power with respect to the shares indicated as owned by them except as otherwise stated in the notes to the table.

         The following security ownership table has not been adjusted to reflect the impact of the AT&T Merger.

                                                               Amount and
       Title                                                    Nature of
        of                        Name and Address              Beneficial                    Percent        Voting
       Class                   of Beneficial Owner               Ownership                  of Class (1)    Power (1)
       -----                   -------------------           --------------------          -------------   -----------
TCI Group Series A       John C. Malone
   Stock                   5619 DTC Parkway                     1,350,146 (2)                    *            47.74%
TCI Group Series B         Englewood, Colorado 80111
   Stock                                                       54,400,430 (3)(4)(5)(6)          84.41%
Liberty Group Series A
   Stock                                                        1,166,807 (2)(3)                 *
Liberty Group Series B
   Stock                                                       27,234,311 (3)(4)(6)             85.92%
Ventures Group Series
   A Stock                                                      1,200,000 (2)                    *
Ventures Group Series
   B Stock                                                     44,821,938 (2)(3)(4)(5)(6)       93.15%
Class B Preferred
   Stock                                                          273,600 (3)                   17.62%



                                                                     (continued)


                                     III-27

                                                               Amount and
       Title                                                    Nature of
        of                        Name and Address              Beneficial                    Percent        Voting
       Class                   of Beneficial Owner               Ownership                  of Class (1)    Power (1)
       -----                   -------------------           --------------------          -------------   -----------
TCI Group Series A       Kim Magness
   Stock                   5619 DTC Parkway                        50,000 (7)                    *           20.98%
TCI Group Series B         Englewood, Colorado  80111,
   Stock                   individually and as co-             21,874,613 (4)(8)(9)             33.94%
Liberty Group Series A     personal representative of the
   Stock                   Estate of Bob Magness                9,221,009 (7)(8)                 2.75%
Liberty Group Series B     and as personal representative
   Stock                   of the Estate                       14,044,522 (4)(8)(9)             44.31%
Ventures Group Series      of Betsy Magness
   B Stock                                                     18,236,450 (4)(8)(9)             40.24%
Class B Preferred
   Stock                                                           62,500                        4.03%

TCI Group Series A       Gary Magness
   Stock                   5619 DTC Parkway                        16,963 (10)                   *           15.65%
TCI Group Series B         Englewood, Colorado  80111,
   Stock                   individually and as co-             16,403,415 (4)(8)(9)(10)         25.45%
Liberty Group Series A     personal representative of the
   Stock                   Estate of Bob Magness                6,861,365 (8)(10)                2.04%
Liberty Group Series B
   Stock                                                       11,703,390 (4)(8)(9)(10)         36.92%
Ventures Group Series
   A Stock                                                        242,628 (10)                   *
Ventures Group Series
   B Stock                                                     12,263,932 (4)(8)(9)(10)         27.06%
Class B Preferred
   Stock                                                           64,598                        4.16%

TCI Group Series A       The Associated Group, Inc.
   Stock                   200 Gateway Towers                   9,111,202 (11)                   1.92%        4.64%
TCI Group Series B         Pittsburgh, Pennsylvania 15222
   Stock                                                        7,123,167 (11)                  11.05%
Liberty Group Series A
   Stock                                                        8,180,954 (11)                   2.44%
Liberty Group Series B
   Stock                                                        2,651,944 (11)                   8.37%
Ventures Group Series
   A Stock                                                      6,737,548 (11)                   1.79%


TCI Group Series A       The Capital Group Companies, Inc.
   Stock                   and Capital Research                 8,880,820 (12)                   1.87%        2.58%
Liberty Group Series A     and Management Company
   Stock                   333 South Hope Street               36,138,420 (12)                  10.77%
Ventures Group Series      Los Angeles, California  90071
   A Stock                                                     22,599,350 (12)                   5.99%

TCI Group Series A       The Equitable Companies
   Stock                   Incorporated                         5,432,135 (13)                   1.15%        3.06%
Liberty Group Series A     1290 Avenue of the Americas
   Stock                   New York, New York 10104;           44,430,625 (14)                  13.24%
Ventures Group Series      and The Mutuelles AXA (as
   A Stock                 defined)                            30,559,324 (15)                   8.10%
                           100-101 Terrasse Boieldieu
                           92042
                           Paris La Defense France



                                                                     (continued)


                                     III-28

                                                               Amount and
       Title                                                    Nature of
        of                        Name and Address              Beneficial                    Percent        Voting
       Class                   of Beneficial Owner               Ownership                  of Class (1)    Power (1)
       -----                   -------------------           --------------------          -------------   -----------
TCI Group Series A       Putnam Investments, Inc.
   Stock                   One Post Office Square              24,144,990 (16)                   5.10%        2.43%
Ventures Group Series      Boston, Massachusetts 02109
   A Stock                                                     39,590,372 (17)                  10.50%

TCI Group Series A       Janus Capital Corporation and
   Stock                   Thomas H. Bailey                    29,569,829 (18)                   6.24%        1.13%
                           100 Fillmore Street
                           Denver, Colorado 80206

Liberty Group Series A   Lawrence Flinn, Jr.
   Stock                   209 Taconic Road                     7,336,744 (19)                   2.19%        1.23%
Ventures Group Series      Greenwich, Connecticut 06830
   A Stock                                                     12,688,812 (19)                   3.36%
Series G Preferred
   Stock                                                        6,186,647 (19)                  96.00%
Series H Preferred
   Stock                                                        6,186,647 (19)                  94.24%

TCI Group Series A       Bill Daniels
   Stock                   c/o Daniels & Associates                 1,725 (19)                      *            *
Liberty Group Series A     3200 Cherry Creek Drive South
   Stock                   Denver, Colorado 80209                   1,021 (19)                      *
Ventures Group Series
   A Stock                                                            188 (19)                      *
Class B Preferred
   Stock                                                               20                           *
Series C-TCI Group
   Preferred Stock                                                 43,575 (20)                    100%
Series C-Liberty Media
   Group  Preferred
   Stock                                                           70,575 (20)                    100%

TCI Group Series A       FMR Corp. and Fidelity Management
   Stock                   and Research                        33,337,607 (21)                   7.04%        2.13%
Ventures Group             Company
   Series A Stock          82 Devonshire Street                22,494,698 (22)                   5.96%
                           Boston, Massachusetts 02109

Class B Preferred        Salomon Brothers Inc.
   Stock                   Salomon Brothers Holding               100,142 (23)                   6.45%           *
                           Company Inc. Salomon Smith
                           Barney Holdings Inc.
                           Travelers Group Inc.
                           388 Greenwich Street
                           New York, New York  10013

--------------------

*  Less than one percent.

(1) Based on 473,657,007 shares of TCI Group Series A Stock, 64,444,193 shares of TCI Group Series B Stock, 335,674,724 shares of Liberty Group Series A Stock, 31,698,895 shares of Liberty Group Series B Stock, 377,191,780 shares of Ventures Group Series A Stock, 45,318,338 shares of Ventures Group Series B Stock, 1,552,490 shares of Class B Preferred Stock, 43,575 shares of Series C-TCI Group Preferred Stock, 70,575 shares of Series C-Liberty Media Group Preferred Stock, 6,444,244 shares of Series G Preferred Stock and 6,564,794 shares of Series H Preferred Stock outstanding on December 31, 1998, in each case after elimination of shares then held in treasury and shares held by the Company and its majority owned subsidiaries.


                                                                     (continued)


                                     III-29

(2) Assumes the exercise in full of the following: (a) stock options granted in tandem with stock appreciation rights in November 1992 to acquire 650,000 shares of TCI Group Series A Stock, 562,500 shares of Liberty Group Series A Stock, and 600,000 shares of Ventures Group Series A Stock, all of which options are currently exercisable; (b) stock options granted in tandem with stock appreciation rights in December 1995 to acquire 700,000 shares of TCI Groups Series A Stock, 562,500 shares of Liberty Group Series A Stock, and 600,000 shares of Ventures Group Series A Stock, of which options to acquire 420,000, 337,500 and 360,000, respectively, of such shares are currently exercisable; (c) stock options granted in April 1996, pursuant to the TINTA Director Stock Option Plan to acquire 29,000 shares of Liberty Group Series A Stock, of which options to acquire 11,600 shares are currently exercisable; and (d) stock options granted in tandem with stock appreciation rights in December 1997 to acquire 2,800,000 shares of Ventures Group Series B Stock, of which options to acquire 560,000 shares are currently exercisable.

(3) Includes 784,892 shares of TCI Group Series B Stock, 12,726 shares of Liberty Group Series A Stock, 439,875 shares of Liberty Group Series B Stock, 793,240 shares of Ventures Group Series B Stock and 6,900 shares of Class B Preferred Stock held by Dr. Malone's wife, Mrs. Leslie Malone, as to which Dr. Malone has disclaimed beneficial ownership.

(4) Pursuant to a letter agreement dated June 17, 1988, the late Mr. Bob Magness and Kearns, each granted Dr. Malone certain rights with respect to the then Class B Common Stock of TCI owned by them. Dr. Malone agreed with TCI to forego the exercise of such rights in connection with a June 16, 1997 transaction whereby the Estate of Bob Magness sold 30,545,864 shares of TCI Group Series B Stock to TCI in exchange for an equal number of shares of TCI Group Series A Stock. In consideration thereof, TCI granted Dr. Malone the right to acquire, at any time and from time to time prior to June 30, 1999 (the "Malone Right"), up to 30,545,864 shares of TCI Group Series B Stock for either (or any combination of): (a) shares of TCI Group Series A Stock on a one-for-one basis; or (b) cash based on the closing sales price of the TCI Group Series B Stock on Nasdaq for a specified period prior to the acquisition of such shares by Dr. Malone (the "TCI-Estates Agreement"). Effective February 9, 1998, however, the number of shares of TCI Group Series B Stock subject to the Malone Right was reduced from 30,545,864 to 14,511,570 shares. Dr. Malone and certain members of the Magness family, individually, and in certain cases, on behalf of the Estate of Betsy Magness and the Estate of Bob Magness (collectively, the "Magness Group") had the right to participate with Dr. Malone in any acquisition of up to 12,406,238 of the 14,511,570 shares of TCI Group Series B Stock subject to the Malone Right on a basis proportionate to the relative ownership by the Magness Group and Dr. Malone and his spouse of capital stock of TCI having more than one vote per share in the election of directors. On June 24, 1998, Dr. Malone delivered notice to the Company exercising his right to purchase (subject to the Magness Group proportionate right) up to 14,511,570 shares of TCI Group Series B Stock at a per share price of $35.5875 pursuant to the Malone Right. In addition, a representative of the Magness Group advised Dr. Malone that the Magness Group would participate in such purchase up to the Magness Group's proportionate right. On October 14, 1998, 8,718,770 shares of TCI Group Series B Stock were issued to Dr. Malone upon payment of cash consideration totaling $310 million. On October 16, 1998, 5,792,800 shares of TCI Group Series B Stock were issued to the Magness Group upon payment of cash consideration totaling $206 million.




                                                                     (continued)


                                     III-30

     In connection with the foregoing changes to the TCI-Estates Agreement, on February 9, 1998, Dr. Malone and his spouse (the "Malone Group") and the Magness Group entered into a Stockholders' Agreement pursuant to which the parties agreed to consult with each other on any matter coming to a vote of TCI stockholders; provided, however, that in the event of a disagreement, the shares of TCI Group Series B Stock, Liberty Group Series B Stock and Ventures Group Series B Stock held by the Malone Group and the Magness Group will be voted in the manner directed by Dr. Malone pursuant to an irrevocable proxy given by the Magness Group. See "Item 11. Executive Compensation - Compensation Committee Interlocks and Insider Participation in Compensation Decisions" for additional information.

     As a result of the aforementioned transactions, Dr. Malone's beneficial ownership of TCI common stock includes the following shares held by the Magness Group: 22,313,883 shares of TCI Group Series B Stock, 14,293,219 shares of Liberty Group Series B Stock, and 18,466,084 shares of Ventures Group Series B Stock.

(5) Includes 1,684,775 shares of TCI Group Series B Stock and 1,721,360 shares of Ventures Group Series B Stock held by trusts to which Mr. Hindery is the trustee and over which Dr. Malone has the power to direct the voting. Dr. Malone also has a right of first refusal with respect to any proposed transfer of such shares. Such right of first refusal may be exercised by Dr. Malone either by the payment of cash or, subject to certain exceptions, by the exchanging of shares of TCI Group Series A Stock for such TCI Group Series B Stock or Ventures Group Series A Stock for such Ventures Group Series B Stock. If not exercised by Dr. Malone, the right of first refusal may be exercised by the Company. See note 6 to the table in "Security Ownership of Management" for additional information.

(6) Dr. and Mrs. Malone's shares of TCI Group Series B Stock, Liberty Group Series B Stock, and Ventures Group Series B Stock are subject to the terms of a Call Agreement, dated as of February 9, 1998, among Dr. and Mrs. Malone and TCI. See "Item 11. Executive Compensation - Compensation Committee Interlocks and Insider Participation in Compensation Decision - Magness and Malone Transactions" for additional information regarding the terms of such Call Agreement.

(7) Assumes the exercise in full of options granted to Mr. Magness in November 1994, pursuant to the Company's Director Stock Option Plan, to acquire 50,000 shares of TCI Group Series A Stock and 28,125 shares of Liberty Group Series A Stock. Options to acquire 40,000 and 22,500, respectively, of such shares are currently exercisable.

(8) Effective January 5, 1998, Mr. Kim Magness and Mr. Gary Magness were appointed co-personal representatives of the Estate of Bob Magness. Accordingly, the following shares beneficially owned by the Estate of Bob Magness are reflected in full in Mr. Kim Magness' and Mr. Gary Magness' share information: (a) 15,964,145 shares of TCI Group Series B Stock; (b) 6,583,228 shares of Liberty Group Series A Stock; (c) 11,454,693 shares of Liberty Group Series B Stock; and (d) 12,034,298 shares of Ventures Group Series B Stock.


                                                                     (continued)


                                     III-31

(9) The shares of TCI Group Series B Stock, Liberty Group Series B Stock, and Ventures Group Series B Stock beneficially owned by Mr. Kim Magness, Mr. Gary Magness, the Estate of Bob Magness, and the Estate of Betsy Magness are subject to the terms of a Call Agreement, dated as of February 9, 1998, among members of the Magness Group and TCI. See "Item 11. Executive Compensation - Compensation Committee Interlocks and Insider Participation in Compensation Decisions - Magness and Malone Transactions" for additional information regarding the terms of such Call Agreement.

(10) Includes 7,851 shares of TCI Group Series A Stock, 102 shares of TCI Group Series B Stock, 12,800 shares of Liberty Group Series A Stock, 11,606 shares of Ventures Group Series A Stock and 5,796 shares of Ventures Group Series B Stock held by Mr. Gary Magness' wife. Also, includes 2,750 shares of TCI Group Series A Stock, 1,100 shares of TCI Group Series B Stock, 420 shares of Liberty Group Series A Stock and 500 shares of Liberty Group Series B Stock held by Mr. Gary Magness' daughter.

(11) The number of shares in the table is based upon disclosure made by The Associated Group, Inc. to the Company as of February 23, 1999. All shares are beneficially owned through a wholly owned subsidiary of The Associated Group, Inc.

(12) The number of shares in the table is based upon Schedule 13Gs filed by the Capital Group Companies, Inc. dated February 11, 1999. The Capital Group Companies, Inc. is the parent holding company of a group of investment management companies that hold investment power and, in some cases, voting power over the securities reported in the Schedule 13Gs. The investment management companies, which include a bank and several investment advisors, provide investment advisory and management services for their respective clients which include registered investment companies and institutional accounts. The Capital Group Companies, Inc. does not have investment power or voting power over any of the securities reported; however, The Capital Group Companies, Inc., may be deemed to beneficially own such securities. Capital Research and Management Company, an investment adviser and wholly owned subsidiary of The Capital Group Companies, Inc., is the beneficial owner of the securities reported.

(13) The number of shares of TCI Group Series A Stock in the table is based upon a Schedule 13G, dated February 17, 1998, filed by The Equitable Companies Incorporated and other related companies (defined therein as the Mutuelles
     AXA). The Schedule 13G reflects that said corporations have sole voting power over 1,073,613 shares and shared voting power over 3,867,425 shares of TCI Group Series A Stock. The Schedule 13G also reflects that said corporations have sole disposition power over 5,407,128 shares and shared disposition power over 25,007 shares of TCI Group Series A Stock. No additional information is given with respect to the voting power over the remaining shares.

(14) The number of shares of Liberty Group Series A Stock in the table is based upon a Schedule 13G, dated February 16, 1999, filed by the Equitable Companies Incorporated and other related companies (defined therein as the Mutuelles AXA). The Schedule 13G reflects that said corporations have sole voting power over 23,181,796 shares and shared voting power over 11,269,586 shares of Liberty Group Series A Stock. The Schedule 13G also reflects that said corporations have sole disposition power over 44,414,521 shares and shared disposition power over 8,779 shares of Liberty Group Series A Stock. No additional information is given with respect to the voting power over the remaining shares.



                                                                     (continued)


                                     III-32

(15) The number of shares of Ventures Group Series A Stock in the table is based upon a Schedule 13G, dated February 16, 1999, filed by the Equitable Companies Incorporated and other related companies (defined therein as the Mutuelles AXA). The Schedule 13G reflects that said corporations have sole voting power over 3,698,056 shares and shared voting power over 26,581,886 shares of Ventures Group Series A Stock. The Schedule 13G also reflects that said corporations have sole disposition power over 30,534,690 shares and shared disposition power over 24,634 shares of Ventures Group Series A Stock. No additional information is given with respect to the voting power over the remaining shares.

(16) The number of shares of TCI Group Series A Stock in the table is based upon a Schedule 13G, dated February 12, 1999, filed by Putnam Investments, Inc. and other related companies. The Schedule 13G reflects that said corporations have shared voting power over 2,752,932 shares and shared disposition power over all the shares. No additional information is given with respect to the voting power over the remaining shares.

(17) The number of shares of Ventures Group Series A Stock in the table is based upon a Schedule 13G, dated February 6, 1998, filed by Putnam Investments, Inc. and other related companies. The Schedule 13G reflects that said corporations have shared voting power over 3,706,552 shares and shared disposition power over all the shares. No additional information is given with respect to the voting power over the remaining shares.

(18) The number of shares of TCI Group Series A Stock in the table is based upon a Schedule 13G, dated February 12, 1999, filed by Janus Capital Corporation. The Schedule 13G reflects that said corporation has shared voting power and shared disposition power over all of the shares of TCI Group Series A Stock. Amount includes 358,185 shares of TPAC preferred stock convertible into TCI Group Series A Stock on a 5.447-for-1 basis.

(19) The number of shares in the table is based upon the Company's review of the record of stockholders provided by the Company's transfer agent, The Bank of New York.

(20) Based upon the Company's review of its internally maintained stock records.

(21) The number of shares of TCI Group Series A Stock in the table is based upon a Schedule 13G, dated February 12, 1999, filed by FMR Corp. and other related companies. The Schedule 13G reflects that said corporations have sole voting power over 1,591,587 shares and shared disposition power over 33,336,607 shares. No additional information is given with respect to the voting power over the remaining shares.

(22) The number of shares of Ventures Group Series A Stock in the table is based upon a Schedule 13G, dated February 16, 1999, filed by FMR Corp. and other related companies. The Schedule 13G reflects that said corporations have sole voting power over 946,420 shares and shared disposition power over 22,494,698 shares. No additional information is given with respect to the voting power over the remaining shares.

(23) The number of shares of Class B Preferred Stock in the table is based upon a Schedule 13G, dated December 10, 1997, filed by Salomon Brothers Inc. The
     Schedule 13G reflects that said corporation has shared voting power and shared disposition power over all of the shares of Class B Preferred Stock.


                                                                     (continued)


                                     III-33

         (b) Security ownership of management. The following table sets forth, as of December 31, 1998, information with respect to the ownership of the Voting Securities by all directors and each of the named executive officers of TCI and by all executive officers and directors of TCI as a group. Shares issuable upon exercise of options, conversion of convertible securities, exchange of exchangeable securities or upon vesting of restricted stock awards are deemed to be outstanding for the purpose of computing the percentage ownership and overall voting power of persons beneficially owning such securities, but have not been deemed to be outstanding for the purpose of computing the percentage ownership or overall voting power of any other person. Voting power in the table is computed with respect to a general election of directors and, therefore, the Class B Preferred Stock, the Series G Preferred Stock and the Series H Preferred Stock are included in the calculation notwithstanding the fact that the Class B Preferred Stock, the Series G Preferred Stock and the Series H Preferred Stock do not generally vote with respect to matters submitted to a vote of stockholders. The number of TCI Group Series A Stock, Liberty Group Series A Stock and Ventures Group Series A Stock in the table include interests of the named directors or executive officers or of members of the group of directors and executive officers in shares held by the trustee of United Artists Entertainment Company's Employee Stock Ownership Plan for their respective accounts. So far as is known to TCI, the persons indicated below have sole voting and investment power with respect to the shares indicated as owned by them except as otherwise stated in the notes to the table.

         The following security ownership table has not been adjusted to reflect the impact of the AT&T Merger.

                                                                                       Percent       Voting
                               Name of                   Amount and Nature             of Class       Power
     Title of Class         Beneficial Owner            of Beneficial Ownership          (1)           (1)
     --------------         ----------------            -----------------------      ------------    -------
TCI Group Series A           Donne F. Fisher
    Stock                                                        435,884 (2)                *           *
TCI Group Series B
    Stock                                                        184,818                    *
Liberty Group Series A
    Stock                                                        381,838 (2)                *
Liberty Group Series B
    Stock                                                         93,402                    *
Ventures Group Series A
    Stock                                                        285,434 (2)                *
Ventures Group Series B
    Stock                                                        174,738                    *
Class B Preferred
    Stock                                                          4,299 (2)                *

TCI Group Series A           John W. Gallivan
    Stock                                                         73,154 (3)                *          *
Liberty Group Series A
    Stock                                                         29,318 (3)                *
Ventures Group Series A
    Stock                                                         23,696                    *
Class B Preferred
    Stock                                                             14 (3)                *


                                                                     (continued)



                                     III-34

                                                                                       Percent       Voting
                               Name of                   Amount and Nature             of Class       Power
     Title of Class         Beneficial Owner            of Beneficial Ownership          (1)           (1)
     --------------         ----------------            -----------------------      ------------    -------
TCI Group Series A           Paul A. Gould
    Stock                                                         88,090 (4)                 *           *
TCI Group Series B
    Stock                                                        246,271                     *
Liberty Group Series A
    Stock                                                        208,907 (4)                 *
Liberty Group Series B
    Stock                                                         58,621                     *
Ventures Group Series A
    Stock                                                         56,266                     *
Ventures Group Series B
    Stock                                                         57,964                     *
Class B Preferred
    Stock                                                         12,248                     *

TCI Group Series A           Leo J. Hindery, Jr.
    Stock                                                      2,924,534 (5)                 *           1.51%
TCI Group Series B
    Stock                                                      1,684,775 (6)               2.61%
Liberty Group Series A
    Stock                                                      1,154,000 (5)                 *
Ventures Group Series A
    Stock                                                      1,550,932 (5)                 *
Ventures Group Series B
    Stock                                                      1,721,360 (6)               3.80%

TCI Group Series A           Jerome H. Kern
    Stock                                                      1,929,746 (7)                 *           *
Liberty Group Series A
    Stock                                                      1,406,105 (7)                 *
Ventures Group Series A
    Stock                                                      1,474,876 (7)                 *

TCI Group Series A           Kim Magness, individually
    Stock                        and as                           50,000 (8)                 *          20.98%
TCI Group Series B               co-personal
    Stock                        representative of            21,874,613 (9)              33.94%
Liberty Group Series A           the Estate of Bob
    Stock                        Magness and as                9,221,009 (10)              2.75%
Liberty Group Series B           personal
    Stock                        representative of            14,044,522 (11)             44.31%
Ventures Group Series B          the Estate of Betsy
    Stock                        Magness                      18,236,450 (11)             40.24%
Class B Preferred
    Stock                                                         62,500                   4.03%

TCI Group Series A           John C. Malone
    Stock                                                      1,350,146 (12)                *          47.74%
TCI Group Series B
    Stock                                                     54,400,430 (13)             84.41%
Liberty Group Series A
    Stock                                                      1,166,807 (14)                *
Liberty Group Series B
    Stock                                                     27,234,311 (15)             85.92%
Ventures Group Series A
    Stock                                                      1,200,000 (12)                *
Ventures Group Series B
    Stock                                                     44,821,938 (16)             93.15%
Class B Preferred
    Stock                                                        273,600 (17)             17.62%



                                                                     (continued)


                                     III-35

                                                                                           Percent       Voting
                               Name of                   Amount and Nature                 of Class       Power
     Title of Class         Beneficial Owner            of Beneficial Ownership              (1)           (1)
     --------------         ----------------            -----------------------          ------------    -------
TCI Group Series A           Robert A. Naify
    Stock                                                  16,604,945 (18)                    3.39%        1.65%
Liberty Group Series A
    Stock                                                  13,324,954 (18)                    3.82%
Ventures Group Series A
    Stock                                                  14,167,826 (18)                    3.62%
Class B Preferred
    Stock                                                       1,000                           *

TCI Group Series A           J. C. Sparkman
    Stock                                                     171,056 (19)                      *          *
Liberty Group Series A
    Stock                                                     141,751 (19)                      *
Ventures Group Series A
    Stock                                                     107,102 (19)                      *

TCI Group Series A           Stephen M. Brett
    Stock                                                     719,282 (20)                      *          *
Liberty Group Series A
    Stock                                                     506,294 (20)                      *
Ventures Group Series A
    Stock                                                     508,314 (20)                      *

TCI Group Series A           Larry E. Romrell
    Stock                                                     672,672 (21)                      *          *
TCI Group Series B
    Stock                                                          20                           *
Liberty Group Series A
    Stock                                                     369,735 (21)                      *
Liberty Group Series B
    Stock                                                         220                           *
Ventures Group Series A
    Stock                                                     617,080 (21)                      *
Ventures Group Series B
    Stock                                                       1,136                           *

TCI Group Series A           Marvin L. Jones
    Stock                                                     290,268 (22)                      *          *
Liberty Group Series A
    Stock                                                       5,806 (22)                      *
Ventures Group Series A
    Stock                                                     173,112 (22)                      *

TCI Group Series A           All directors and
    Stock                        executive officers        26,817,325 (2)(3)(7)(18)(23)       5.38%       49.81%
TCI Group Series B               as a group (17
    Stock                        persons)                  54,831,597 (2)(6)(9)(13)          85.08%
Liberty Group Series A
    Stock                                                  35,690,749 (3)(7)(17)(18)(23)      9.89%
Liberty Group Series B
    Stock                                                  27,387,197 (9)(15)                86.40%
Ventures Group Series A
    Stock                                                  21,186,040 (7)(18)(23)             5.33%
Ventures Group Series B
    Stock                                                  45,059,092 (6)(9)(13)(24)         93.64%
Class B Preferred
    Stock                                                     355,165 (2)(3)(17)             22.88%

-------------------------

*  Less than one percent.

(1)  See note 1 to the table in "Security Ownership of Certain Beneficial
     Owners."

                                                                     (continued)



                                     III-36

(2) Assumes the exercise in full of the following: (a) stock options granted in tandem with stock appreciation rights to Mr. Fisher in November 1994 to acquire 140,000 shares of TCI Group Series A Stock, 112,500 shares of Liberty Group Series A Stock, and 120,000 Ventures Group Series A Stock of which options to acquire 112,000, 90,000 and 96,000, respectively, of such shares are currently exercisable; and (b) stock options granted in January 1996, pursuant to the Director Stock Option Plan, to acquire 50,000 shares of TCI Group Series A Stock and 28,125 shares of Liberty Group Series A Stock, of which options to acquire 20,000 and 11,250, respectively, of such shares are currently exercisable. In addition, includes 51,724 shares of TCI Group Series A Stock, 66,946 shares of TCI Group Series B Stock and 210 shares of Class B Preferred Stock held by Mr. Fisher's wife.

(3) Includes 1,524 shares of TCI Group Series A Stock, 856 shares of Liberty Group Series A Stock and 14 shares of Class B Preferred Stock held by Mr. Gallivan's wife. Also, assumes the exercise in full of stock options granted in November 1994, pursuant to the Director Stock Option Plan, to acquire 20,000 shares of TCI Group Series A Stock and 28,125 shares of Liberty Group Series A Stock, of which options to acquire 10,000 and 22,500, respectively, of such shares are currently exercisable.

(4) Assumes the exercise in full of the following: (a) stock options granted in December 1996, pursuant to the Director Stock Option Plan, to acquire 50,000 shares of TCI Group Series A Stock and 28,125 shares of Liberty Group Series A Stock, of which options to acquire 20,000 and 11,250, respectively, of such shares are currently exercisable; and (b) stock options granted in April 1996, pursuant to the TINTA Director Stock Option Plan to acquire 29,000 shares of Liberty Group Series A Stock, of which options to acquire 11,600 shares are currently exercisable.

(5) Assumes the exercise in full of the following: (a) stock options granted in tandem with stock appreciation rights in February 1997 to acquire 700,000 shares of TCI Group Series A Stock, 404,000 shares of Liberty Group Series A Stock, and 600,000 shares of Ventures Group Series A Stock, of which options to acquire 140,000, 80,800 and 120,000, respectively, of such shares are currently exercisable and (b) stock options granted in tandem with stock appreciation rights in July 1997 to acquire 1,050,000 shares of TCI Group Series A Stock, 750,000 shares of Liberty Group Series A Stock, and 900,000 shares of Ventures Group Series A Stock, of which options to acquire 210,000, 150,000 and 180,000, respectively, of such shares are currently exercisable.

     In addition, assumes the vesting in full of (a) 174,534 shares of restricted TCI Group Series A Stock and 50,932 shares of restricted Ventures Group Series A Stock which vest as to 50% in July 2001 and as to the remaining 50% in July 2002 and (b) 1,000,000 shares of restricted TCI Group Series A Stock which vests as to 50% in June 2002 and as to the remaining 50% in June 2003.

(6) Includes 1,684,775 shares of TCI Group Series B Stock and 1,721,360 shares of Ventures Group Series B Stock held by trusts to which Mr. Hindery is the trustee and over which Dr. Malone has the power to vote such shares. Dr. Malone also has a right of first refusal with respect to any proposed transfer of such shares. Such right of first refusal may be exercised by Dr. Malone either by the payment of cash or, subject to certain exceptions, by the exchanging of shares of TCI Group Series A Stock for such TCI Group Series B Stock or Ventures Group Series A Stock for such Ventures Group Series B Stock. If not exercised by Dr. Malone, the right of first refusal may be exercised by the Company.


                                                                     (continued)



                                     III-37

(7) Includes 11,000 shares of TCI Group Series A Stock, 14,000 shares of Liberty Group Series A Stock and 5,000 shares of Ventures Group Series A Stock held by Mr. Kern's wife and as to which Mr. Kern disclaims beneficial ownership. Also, assumes the exercise in full of the following: (a) stock options granted in November 1994, pursuant to the Director Stock Option Plan, to purchase 25,000 shares of TCI Group Series A Stock and 14,063 shares of Liberty Group Series A Stock, of which options to acquire 20,000 and 11,250, respectively, of such shares are currently exercisable; (b) stock options granted in tandem with stock appreciation rights in December 1995, to acquire 175,000 shares of TCI Group Series A Stock, 140,625 shares of Liberty Group Series A Stock and 150,000 shares of Ventures Group Series A Stock, of which options to acquire 105,000, 84,375 and 90,000, respectively, of such shares are currently exercisable; (c) stock options granted in April 1996, pursuant to the TINTA Director Stock Option Plan to acquire 14,500 shares of Liberty Group Series A Stock, of which options to acquire 5,800 shares are currently exercisable; (d) stock options granted in tandem with stock appreciation rights in July 1997 to acquire 850,000 shares of TCI Group Series A Stock, 843,750 shares of Liberty Group Series A Stock and 900,000 shares of Ventures Group Series A Stock, of which options to acquire 170,000, 168,750 and 180,000, respectively, of such shares are currently exercisable; and (e) stock options granted in tandem with stock appreciation rights in December 1997 to acquire 350,000 shares of TCI Group Series A Stock, 250,000 shares of Liberty Group series A Stock, and 300,000 shares of Ventures Group Series A Stock, of which options to acquire 70,000, 50,000 and 60,000, respectively, of such shares are currently exercisable.

     In addition, assumes the vesting in full of (a) 163,620 shares of restricted TCI Group Series A Stock and 72,760 shares of restricted Ventures Group Series A Stock which vest as to 50% in July 2001 and as to the remaining 50% in July 2002 and (b) 250,000 shares of restricted TCI Group Series A Stock which vests as to 50% in December 2002 and as to the remaining 50% in December 2003.

(8) See note (7) to the table in "Security Ownership of Certain Beneficial Owners."

(9) See notes (4), (8) and (9) to the table in "Security Ownership of Certain Beneficial Owners."

(10) See notes (7) and (8) to the table in "Security Ownership of Certain Beneficial Owners."

(11) See notes (4), (8) and (9) to the table in "Security Ownership of Certain Beneficial Owners."

(12) See note (2) to the table in "Security Ownership of Certain Beneficial Owners."

(13) See notes (3), (4), (5) and (6) to the table in "Security Ownership of Certain Beneficial Owners."

(14) See notes (2) and (3) to the table in "Security Ownership of Certain Beneficial Owners."

(15) See notes (3), (4) and (6) to the table in "Security Ownership of Certain Beneficial Owners."

(16) See notes (2), (3), (4), (5) and (6) to the table in "Security Ownership of Certain Beneficial Owners."

(17) See note (3) to the table in "Security Ownership of Certain Beneficial Owners."


                                                                     (continued)


                                     III-38

(18) Mr. Robert Naify received notes, which are currently convertible into 15,712,848 shares of TCI Group Series A Stock, 12,626,396 shares of Liberty Group Series A Stock, 13,468,156 shares of Ventures Group Series A Stock, as partial consideration for the sale to the Company of the stock owned by him in United Artists Communications, Inc. Mr. Naify is also a co-trustee, along with Mr. Naify's brother, Marshall, and their sister, of a trust for the benefit of Marshall Naify, which holds additional notes convertible into 239,124 shares of TCI Group Series A Stock, 192,153 shares of Liberty Group Series A Stock, and 204,964 shares of Ventures Group Series A Stock. The number of shares indicated as held by Mr. Naify assumes the conversion of these notes. Also, assumes the exercise in full of options granted in November 1994, pursuant to the Director Stock Option Plan, to acquire 50,000 shares of TCI Group Series A Stock and 28,125 shares of Liberty Group Series A Stock. Options to acquire 40,000 and 22,500, respectively, of such shares are currently exercisable.

(19) Assumes the exercise in full of the following: (a) stock options granted in tandem with stock appreciation rights in May 1995 to acquire 40,000 shares of TCI Group Series A Stock, 30,000 shares of Liberty Group Series A Stock, and 60,000 shares of Ventures Group Series A Stock, all of which options are currently exercisable; and (b) stock options granted in December 1996, pursuant to the Director Stock Option Plan, to acquire 50,000 shares of TCI Group Series A Stock and 28,125 shares of Liberty Group Series A Stock, of which options to acquire 20,000 and 11,250, respectively, of such shares are currently exercisable.

(20) Assumes the exercise in full of the following: (a) stock options granted in tandem with stock appreciation rights in November 1994 to acquire 124,000 shares of TCI Group Series A Stock, 104,500 shares of Liberty Group Series A Stock and 112,000 shares of Ventures Group Series A Stock, of which options to acquire 96,000, 82,000 and 88,000, respectively, of such shares are currently exercisable; (b) stock options granted in tandem with stock appreciation rights in December 1995 to acquire 210,000 shares of TCI Group Series A Stock, 197,750 shares of Liberty Group Series A Stock and 180,000 shares of Ventures Group Series A Stock, of which options to acquire 126,000, 118,650 and 108,000, respectively, of such shares are currently exercisable; and (c) stock options granted in tandem with stock appreciation rights in July 1997 to acquire 241,500 shares of TCI Group Series A Stock, 179,000 shares of Liberty Group Series A Stock and 207,000 shares of Ventures Group Series A Stock, of which options to acquire 48,300, 35,800 and 41,400, respectively, of such shares are currently exercisable.

     In addition, assumes the vesting in full of (a) 35,634 shares of restricted TCI Group Series A Stock, 22,500 shares of restricted Liberty Group Series A Stock and 8,732 shares of restricted Ventures Group Series A Stock which vest as to 50% in December 1999 and as to the remaining 50% in December 2000; (b) 50,000 shares of restricted TCI Group Series A Stock which vests as to 50% in June 2002 and as to the remaining 50% in June 2003; and (c) 53,000 shares of restricted TCI Group Series A Stock which vests as to 50% in September 2002 and as to the remaining 50% in September 2003.


                                                                     (continued)


                                     III-39

(21) Assumes the exercise in full of the following: (a) stock options granted in tandem with stock appreciation rights in November 1992 to acquire 60,000 shares of Ventures Group Series A Stock, all of which options are currently exercisable; (b) stock options granted in tandem with stock appreciation rights in October 1993 to acquire 56,250 shares of Liberty Group Series A Stock and 60,000 shares of Ventures Group Series A Stock, all of which options are currently exercisable; (c) stock options granted in tandem with stock appreciation rights in November 1994 to acquire 140,000 shares of TCI Group Series A Stock, 112,500 shares of Liberty Group Series A Stock and 120,000 shares of Ventures Group Series A Stock, of which options to acquire 112,000, 90,000 and 96,000, respectively, of such shares are currently exercisable; (d) stock options granted in tandem with stock appreciation rights in December 1995 to acquire 210,000 shares of TCI Group Series A Stock, 168,750 shares of Liberty Group Series A Stock and 180,000 shares of Ventures Group Series A Stock, of which options to acquire 126,000, 101,250 and 108,000, respectively, of such shares are currently exercisable; (e) stock options granted in tandem with stock appreciation rights in May 1997 to acquire 157,500 shares of TCI Group Series A Stock and 135,000 shares of Ventures Group Series A Stock, of which options to acquire 31,500 and 27,000, respectively, of such shares are currently exercisable; and (f) stock options granted in tandem with stock appreciation rights in July 1997 to acquire 31,500 shares of TCI Group Series A Stock and 27,000 shares of Ventures Group Series A Stock, of which options to acquire 6,300 and 5,400, respectively, of such shares are currently exercisable.

     In addition, assumes the vesting in full of (a) 25,448 restricted shares of TCI Group Series A Stock, 22,500 restricted shares of Liberty Group Series A Stock, and 29,104 restricted shares of Ventures Group Series A Stock which vest as to 50% in December 1999 and as to the remaining 50% in December 2000; (b) 50,000 shares of restricted TCI Group Series A Stock which vests as to 50% in June 2002 and as to the remaining 50% in June 2003; and (c) 53,000 shares of restricted TCI Group Series A Stock which vests as to 50% in September 2002 and as to the remaining 50% in September 2003.

(22) Assumes the exercise in full of the following: (a) stock options granted in tandem with stock appreciation rights in May 1997 to acquire 126,000 shares of TCI Group Series A Stock and 108,000 shares of Ventures Group Series A Stock. None of the options remaining from the original grant are exercisable until May 1999; and (b) stock options granted in tandem with stock appreciation rights in July 1997 to acquire 67,200 shares of TCI Group Series A Stock and 57,600 shares of Ventures Group Series A Stock. None of the options remaining from the original grant are exercisable until July 1999.

     In addition, assumes the vesting in full of (a) 53,000 shares of restricted TCI Group Series A Stock which vests as to 50% in September 2002 and as to the remaining 50% in September 2003; and (b) 37,500 shares of restricted TCI Group Series A Stock which vests as to 50% in December 2002 and as to the remaining 50% in December 2003.

(23) Certain executive officers and directors of the Company hold options which were granted in tandem with stock appreciation rights in November 1992 to acquire an aggregate of 720,000 shares of TCI Group Series A Stock, 576,562 shares of Liberty Group Series A Stock, and 720,000 shares of Ventures Group Series A Stock. All of such options are currently exercisable.


                                                                     (continued)


                                     III-40

     Additionally, certain executive officers hold stock options granted in tandem with stock appreciation rights in October 1993 to acquire an aggregate of 70,000 shares of TCI Group Series A Stock, 112,500 shares of Liberty Group Series A Stock and 120,000 shares of Ventures Group Series A Stock. All of such options are currently exercisable.

     Also, certain executive officers and a director hold stock options which were granted in tandem with stock appreciation rights in November 1994 to acquire an aggregate of 498,014 shares of TCI Group Series A Stock, 405,047 shares of Liberty Group Series A Stock, and 432,584 shares of Ventures Group Series A Stock. Options to acquire 394,455, 321,830, and 343,819, respectively, of such shares are currently exercisable.

     Additionally, certain executive officers and directors hold stock options which were granted in tandem with stock appreciation rights in December 1995 to acquire an aggregate of 1,547,482 shares of TCI Group Series A Stock, 2,223,625 shares of Liberty Group Series A Stock, and 1,326,413 shares of Ventures Group Series A Stock. Options to acquire 925,689, 1,334,175 and 793,448, respectively, of such shares are currently exercisable.

     Additionally, certain executive officers hold stock options which were granted in tandem with stock appreciation rights in May 1997 to acquire an aggregate of 388,500 shares of TCI Group Series A Stock and 333,000 shares of Ventures Group Series A Stock. Options to acquire 52,500 and 45,000, respectively, of such shares are currently exercisable.

     Additionally, certain executive officers and a director hold stock options which were granted in tandem with stock appreciation rights in July 1997 to acquire an aggregate of 1,652,700 shares of TCI Group Series A Stock, 1,646,501 shares of Liberty Group Series A Stock, and 1,416,600 shares of Ventures Group Series A Stock. Options to acquire 308,700, 323,300 and 264,600, respectively, of such shares are currently exercisable.

     Additionally, an executive officer holds stock appreciation rights which were granted in March 1991 to acquire an aggregate of 150,000 shares of TCI Group Series A Stock, 150,000 shares of Liberty Group Series A Stock, and 130,000 shares of Ventures Group Series A Stock. All of such options are currently exercisable.

     Additionally, Mr. Kern holds stock options which were granted in tandem with stock appreciation rights in July 1997 to acquire an aggregate of 850,000 shares of TCI Group Series A Stock, 843,750 shares of Liberty Group Series A Stock, and 900,000 shares of Venture Group Series A Stock. Options to acquire 170,000, 168,750 and 180,000, respectively, of such shares are currently exercisable.

     Additionally, Mr. Kern holds stock options which were granted in tandem with stock appreciation rights in December 1997 to acquire an aggregate of 350,000 shares of TCI Group Series A Stock, 250,000 shares of Liberty Group Series A Stock, and 300,000 shares of Ventures Group Series A Stock. Options to acquire 70,000, 50,000 and 60,000, respectively, of such shares are currently exercisable.


                                                                     (continued)


                                     III-41

     Also, certain executive officers hold an aggregate of 81,759 restricted shares of TCI Group Series A Stock, 45,000 restricted shares of Liberty Group Series A Stock, and 61,483 restricted shares of Ventures Group Series A Stock. Such shares vest as to 50% in December 1999 and as to the remaining 50% in December 2000. Messrs. Hindery and Kern hold an aggregate of 338,154 restricted shares of TCI Group Series A Stock and 123,692 restricted shares of Ventures Group Series A Stock. Such shares vest as to 50% in July 2001 and as to the remaining 50% in July 2002.

     Additionally, certain executive officers hold an aggregate of (a) 1,350,000 restricted shares of TCI Group Series A Stock which vest as to 50% in June 2002 and as to the remaining 50% in June 2003 and (b) 278,250 restricted shares of TCI Group Series A Stock which vest as to 50% in September 2002 and as to the remaining 50% in September 2003. Messrs. Kern and Jones hold an aggregate of 287,500 restricted shares of TCI Group Series A Stock. Such shares vest as to 50% in December 2002 and as to the remaining 50% in December 2003.

     Mr. Hindery holds options to acquire 700,000 shares of TCI Group Series A Stock, 404,000 shares of Liberty Group Series A Stock, and 600,000 shares of Ventures Group Series A Stock as described in note 5 above. Mr. Sparkman holds options to acquire 40,000 shares of TCI Group Series A Stock, 30,000 shares of Liberty Group Series A Stock and 60,000 shares of Ventures Group Series A Stock as described in note 19 above.

     Additionally, certain executive officers hold stock options which were granted in tandem with stock appreciation rights in December 1998 to acquire an aggregate of 5,500,000 shares of Liberty Group Series A Stock. None of such options are exercisable until December 29, 1999.

     Pursuant to the Director Stock Option Plan, certain directors hold options to purchase an aggregate of 145,000 shares of TCI Group Series A Stock and an aggregate of 98,438 shares of Liberty Group Series A Stock. Options to purchase an aggregate of 110,000 and 78,750, respectively, of such shares are currently exercisable. Mr. Fisher holds an option to purchase 50,000 shares of TCI Group Series A Stock and 28,125 shares of Liberty Group Series A Stock. Options to purchase 20,000 and 11,250, respectively, of such shares are currently exercisable. Messrs. Gould and Sparkman hold options to purchase an aggregate of 100,000 shares of TCI Group Series A Stock and 56,250 shares of Liberty Group Series A Stock. Options to purchase 40,000 and 22,500, respectively, of such shares are currently exercisable.

     Pursuant to the TINTA Director Stock Option Plan, certain directors hold options to purchase 72,500 shares of Liberty Group Series A Stock. Options to purchase 29,000 shares are currently exercisable.

     All of the aforementioned options with tandem stock appreciation rights, options and restricted stock are reflected in this table assuming the exercise or vesting in full of such securities.

(24) Dr. Malone holds a stock option which was granted in tandem with stock appreciation rights in December 1997 to acquire 2,800,000 shares of Ventures Group Series B Stock. Options to acquire 560,000 shares are currently exercisable.

         No equity securities in any subsidiary of the Company, other than directors' qualifying shares, are owned by any of the Company's executive officers or directors, except for the securities discussed below. The following discussion sets forth ownership information as of December 31, 1998.


                                                                     (Continued)


                                     III-42

         Mr. Kim Magness, a director of the Company, owns 31 shares of 12% Series C Cumulative Compounding Preferred Stock ("WestMarc Preferred Stock") of WestMarc Communications, Inc., a wholly owned subsidiary of the Company, and beneficially owns 667 and 281 shares of WestMarc Preferred Stock held by the Estate of Bob Magness and the Estate of Betsy Magness, respectively. Dr. Malone, a director and an executive officer of the Company, owns, as trustee for his children, 68 shares of WestMarc Preferred Stock. Mr. Larry Romrell, an officer of the Company, owns 103 shares of WestMarc Preferred Stock and holds a stock appreciation right in TCI Internet. See note 16 to "Item 11. Executive Compensation -- Summary Compensation Table of Tele-Communications, Inc." for additional information about this award.

         Additionally, the following executive officers and directors own options to purchase shares of Class A Common Stock of UVSG: (a) Mr. Hindery beneficially owns options to purchase 30,000 shares, of which options to purchase 6,000 shares are currently exercisable; and (b) Messrs. Romrell, Fisher and Gould each beneficially own options to purchase 30,000 shares, of which options to purchase 12,000 shares of each grant are currently exercisable. Additionally, two executive officers beneficially own options to purchase 193,053 shares of Class A Common Stock of UVSG, of which options to purchase 32,611 shares are currently exercisable.

         In addition, the following executive officers and directors beneficially own shares of Series A Common Stock of @Home: (a) Mr. Jones beneficially owns 1,000 shares of Series A Common Stock; (b) Mr. Kern beneficially owns jointly with his son 25,000 shares of Series A Common Stock;
(c) Dr. Malone beneficially owns 27,475 shares of Series A Common Stock; (d) Mr. Naify beneficially owns 16,134 shares of Series A Common Stock; and (e) Mr. Romrell beneficially owns 2,238 shares of Series A Common Stock. Additionally, an executive officer beneficially owns 1,500 shares of Series A Common Stock of @Home.

         Additionally, the following executive officers and directors own options to purchase shares of Series A Common Stock of TCI Music: (a) Mr. Fisher beneficially owns options to purchase 833,334 shares, of which options to purchase 166,667 shares are currently exercisable; (b) Mr. Hindery beneficially owns options to purchase 833,334 shares, of which options to purchase 166,667 shares are currently exercisable; and (c) Mr. Sparkman beneficially owns options to purchase 100,000 shares, of which options to purchase 20,000 shares are currently exercisable. In addition, Mr. Sparkman beneficially owns 37,500 shares of Series A Common Stock of TCI Music, Inc. Additionally, an executive officer beneficially owns options to purchase 100,000 shares of Series A Common Stock of TCI Music, of which options to purchase 20,000 shares are currently exercisable.

         An executive officer beneficially owns as trustee for his children 364 shares of Senior Cumulative Exchangeable Preferred Stock, Series A of TPAC.

         (c) Change of control. On March 9, 1999, the Company became a wholly-owned subsidiary of AT&T pursuant to the AT&T Merger. See "Item 8. Financial Statements and Supplementary Data" for additional information regarding the AT&T Merger. The Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.


                                                                     (continued)


                                     III-43

Item 13. Certain Relationships and Related Transactions.

         In addition, please refer to the discussion under "Item 11. Executive Compensation -- Background of Stock Adjustments" for additional information regarding changes in the capital structure of the Company. References to share amounts and per share prices also have been adjusted retroactively to give effect to such changes.

         (a) Transactions with Management and Others.

         Transactions with Mr. Fisher. Under the terms of the settlement agreement with respect to the Magness Settlement, Mr. Fisher, who had served as a co-personal representative of the Estate of Bob Magness since November 1996, resigned. On January 1, 1998 the Estate of Bob Magness paid Mr. Fisher $1.5 million for his services on behalf of the Estate. Mr. Fisher donated such payment, in its entirety, net of taxes, to a charitable organization.

         On August 5, 1998, Mr. Fisher paid $1.8 million to purchase, at fair value, the Company's interest in General Communications, Inc.

         InterMedia Transactions. On April 30, 1998, TCI ICM VI, Inc., a subsidiary of the Company, acquired a 99.999% limited partnership interest in InterMedia Capital Management VI, L.P. ("ICM VI") from Mr. Hindery, an executive officer and a director of the Company, in exchange for (i) 153,183 shares of Liberty Group Series B Stock (the "Liberty Shares") valued at $5 million and
(ii) a .495% limited partnership interest in InterMedia Capital Partners VI, L.P. ("ICPVI") having a capital account of $1 million (the "InterMedia VI Transaction"). On the InterMedia VI Transaction closing date, the .001% general partnership interest in ICM VI was held by InterMedia Management, Inc. ("IMI"), a corporation all of the stock of which is owned by Robert J. Lewis. Mr. Lewis is an experienced cable executive who was an officer of the Company from May 1987 through April 1993. The other partnership interests in ICP VI are held by TCI IP-VI, LLC, a wholly owned subsidiary of the Company (49.005% limited partnership interest), Blackstone Cable Acquisition Company, LLC or its affiliates (49.500% limited partnership interest), ICM VI (.999% limited partnership interest), and InterMedia Capital Management VI, LLC, an entity of which IMI is the sole member (.001% general partnership interest). Mr. Hindery acquired his partnership interest in ICM VI in July 1996 for $10,000.

         Prior to the AT&T Merger, Dr. Malone, an executive officer and director of the Company, had the power to direct the voting of the Liberty Shares pursuant to a voting agreement, and Dr. Malone also had a right of first refusal with respect to any proposed transfer of the Liberty Shares. Dr. Malone was entitled to exercise the right of first refusal either by the payment of cash or, subject to certain exceptions, by exchanging shares of Liberty Group Series A Stock for the Liberty Shares. If not exercised by Dr. Malone, the right of first refusal was exercisable by the Company. The Company's right of first refusal terminated upon consummation of the AT&T Merger.

         The interests of Messrs. Hindery and Malone in the InterMedia VI Transaction were disclosed to the Board of Directors at the time it approved the agreement in principle for such transaction. Dr. Malone abstained from voting on such matter. Mr. Hindery was not a director of the Company at the time of such vote.


                                                                     (continued)



                                     III-44

         On January 27, 1999, the Company announced the planned acquisition by Charter Communications ("Charter") and TCI of certain cable television systems owned by InterMedia Capital Partners IV, L.P. ("IP4") and InterMedia Partners, a California Limited Partnership ("InterMedia"). Charter will pay consideration consisting of cash and cable television systems for the systems it acquires from IP4. TCI will acquire certain other cable systems in a non-cash transaction. Upon the consummation of the transactions described above, TCI will own all of the partnership interests in IP4 and InterMedia. The transactions are subject to the negotiation and signing of definitive documents and various closing conditions.

         Mr. Hindery, a director and executive officer of TCI, currently has a .001% special limited partnership interest in InterMedia Capital Management IV,
L.P. ("ICM4"), which in turn has a 1.19% limited partnership interest in IP4. Mr. Hindery's special limited partnership interest in ICM4 was created in August 1997 in connection with TCI's acquisition of all of the partnership interests (other than a .002% general partnership interest and a .001% special limited partnership interest) in ICM4. Mr. Hindery also indirectly owns a minimal interest in InterMedia. In connection with the proposed transaction described above, it is anticipated that Mr. Hindery, by virtue of his .001% special limited partnership interest in ICM4, will participate in a profit sharing mechanism of IP4 and receive cash consideration based on the valuation of IP4 in the transaction described above. Although the amount of such consideration is uncertain at this time, its is expected that such consideration will be approximately $10 million. In the transaction described above, it is expected that Mr. Hindery will receive less than $50,000 for his indirect interest in InterMedia.

         Malone Transactions. For a discussion of certain transactions between the Malones, the Magness Family and TCI, see "Item 11. Executive Compensation - Compensation Committee Interlocks and Insider Participation in Compensation Decisions - Magness and Malone Transactions."

         Prior to the AT&T Merger, a limited liability company owned by Dr. Malone acquired from certain subsidiaries of the Company for $17 million working cattle ranches located in Wyoming. The purchase price was paid by such limited liability company in the form of a 12-month note in the amount of $17 million having an interest rate of 7%. Such note is payable at any time without penalty and is personally guaranteed by Dr.
Malone.

         Transactions with Mr. Gallivan. Prior to Kearns becoming a subsidiary of TCI as a result of the merger of Kearns with a wholly owned subsidiary of the Company, Kearns and Mr. John W. Gallivan, the former Chairman of the Board of Kearns and a director of the Company, entered into a Transfer Agreement dated July 30, 1997 (the "Transfer Agreement"). Pursuant to the terms of the Transfer Agreement, Kearns agreed to award Mr. Gallivan for his services as Chairman and his involvement in the pending Kearns Merger: (a) a cash payment of $1,562,413; and (b) an assignment of all of Kearns right, title and interest in and to all patented mining claims owned by Kearns, including but not limited to royalties, buildings, fixtures, surface rights, licenses and contracts related thereto, which patented mining claims were valued at $437,587. With respect to the assignment of the mining claims, Mr. Gallivan agreed to assume all liabilities with respect thereto and agreed to indemnify Kearns for any and all liabilities of Kearns, if any, relating to the mining claims, including those arising from past operations. As of December 31, 1997, Kearns had made the cash payment to Mr. Gallivan, and as of November 11, 1998, Kearns transferred such mining claims to a corporation designated by Mr. Gallivan.


                                                                     (continued)


                                     III-45

         Also in connection with the Kearns Merger, Silver King Group L.L.C. ("SKG"), which is owned and controlled by Mr. Gallivan, entered into an agreement with Kearns to purchase assets consisting primarily of land, oil and gas royalties and patents for $10.87 million. On November 30, 1997 such purchase was consummated and SKG paid Kearns $9.5 million of the $10.87 million purchase price in cash and the remainder of such purchase price in the form of a non-interest bearing promissory note. As of March 10, 1999, $1,318,000 of such note remains outstanding.

         Consulting Agreements. Effective January 1, 1996, Mr. Fisher resigned as an executive officer of the Company and Mr. Fisher and the Company entered into a consulting agreement. During the term of the consulting agreement, which extends until January 1, 2006 unless sooner terminated as provided in the agreement, Mr. Fisher is obligated to provide consulting services for up to 70 hours per month and 700 hours during any period of twelve consecutive months as and if requested by the Company's chief executive officer. Whether or not his services are requested, Mr. Fisher will receive compensation as follows: (a) during the period from January 1, 1996 through December 31, 2000, inclusive, the rate of $475,000 per annum, increased annually by the amount of $25,000 per annum in each successive year of such period commencing January 1, 1997; and (b) from and after January 1, 2001 through the balance of the term of such consulting agreement, the rate of $500,000 per annum. If he dies before the end of the term of his consulting services, the Company is required to pay his designated beneficiaries a lump sum equal to one year's compensation at the then-current rate. During the term of the agreement, Mr. Fisher will continue to be entitled to participate in, and to be accorded all rights and benefits under, all group insurance policies (including, but not limited to, all disability, life, health and medical insurance policies) maintained by the Company for the benefit of its employees. The consulting agreement also provides for Mr. Fisher's personal use of the Company's aircraft and flight crew, limited to an aggregate value of $35,000 per year.

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



                                                                     (continued)


                                     III-46

         Mr. Fisher's consulting agreement provides that during its term, Mr. Fisher will not be connected in any manner specified in such agreement with any entity which competes in a material respect with the business of the Company; however, he may own securities of any corporation listed on a national securities exchange or quoted on Nasdaq to the extent of an aggregate of 5% of the amount of such securities outstanding.

         Effective March 11, 1995, Mr. Sparkman resigned as an executive officer of the Company and the Company and Mr. Sparkman entered into a consulting agreement. During the term of the consulting agreement, which extends until September 30, 2002 unless sooner terminated as provided in the agreement, Mr. Sparkman is required to provide consulting services for no more than 700 hours per year as and if requested by the Company's chief executive officer. Whether or not his services are requested, Mr. Sparkman will receive compensation at the rate of $500,000 per annum. If he dies before the end of the term of his consulting services, the Company is required to pay his designated beneficiaries a lump sum equal to one year's compensation. During the term of the agreement, Mr. Sparkman will continue to be entitled to participate in, and to be accorded all rights and benefits under, all group insurance policies (including, but not limited to, all disability, life, health and medical insurance policies) maintained by the Company for the benefit of its employees.

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

         Mr. Sparkman's consulting agreement provides that during its term, Mr. Sparkman will not be connected in any manner specified in such agreement with any entity which competes in a material respect with the business of the Company; however, he may own securities of any corporation listed on a national securities exchange or quoted on Nasdaq to the extent of an aggregate of 5% of the amount of such securities outstanding.

         The Company has a consulting agreement with Peter Kern, who is the son of Jerome H. Kern, a director and Vice Chairman of and consultant to the Company. Pursuant to such agreement, Peter Kern provides consulting services to the Company on business transactions for which he is paid on a transactional basis. For such consulting services, Peter Kern received approximately $1.3 million in 1998.


                                                                     (continued)



                                     III-47

         In connection with the AT&T Merger, Larry Romrell converted his employment agreement with the Company into a consulting agreement with AT&T. See "Item 11. Executive Compensation - Employment Contracts and Termination of Employment and Change of Control Arrangements - Mr. Romrell's Employment Agreement".

         Miscellaneous. See "Item 11. Executive Compensation - Employment Contracts and Termination of Employment and Change of Control Arrangements - Mr. Romrell's Employment Agreement" for a discussion of the TCI.NET Option and the Internet SARs held by Mr. Romrell.

         On July 1, 1998 Jerome H. Kern, a director of the Company, became Vice-Chairman of the Company. For his services as Vice-Chairman, the Company has been compensating Mr. Kern at the annual rate of $1 million. On December 10, 1998, the Board of Directors approved the grant to Mr. Kern of 250,000 restricted shares of TCI Group Series A Stock contingent upon the consummation of the AT&T Merger. 50% of such shares will vest on December 10, 2002 and the remainder will vest on December 10, 2003. See "Item 12 - Security Ownership of Certain Beneficial Owners and Management - Security Ownership of Management." In addition, Liberty paid Mr. Kern $10 million immediately prior to the AT&T Merger for his services in negotiating the merger agreement with AT&T and completing the AT&T Merger.

         On February 17, 1999, the date of the stockholders meeting approving the AT&T Merger, the Board approved the payment by Liberty of $1 million to John
W. Gallivan, a director of the Company, for his services on the Special Committee of the Company's Board of directors in evaluating the merger transaction with AT&T and the consideration to be received by the stockholders of the Company.

         In 1986, pursuant to the terms of a Stock Purchase Agreement (the "UACI Agreement") Robert Naify, a director of the Company, and several members of Mr. Naify's family received convertible notes (the "Naify Notes") of TCI UA, Inc., a subsidiary of the Company as consideration for their stock in United Artists Communications, Inc. As of December 31, 1998, Naify Notes having an aggregate principal amount of approximately $205.4 million were outstanding. At that date, the Naify Notes were convertible into an aggregate of 24,163,259 shares of TCI Group Series A Stock, 19,416,889 shares of Liberty Group Series A Stock, 20,711,364 shares of TCI Ventures Group Series A Stock and 3,451,897 shares of TSAT's Series A Common Stock. In connection with the TCIC Merger and an internal restructuring that preceded such merger, the Company became the obligor of the Naify Notes. As a result of the AT&T Merger and pursuant to the terms of the Naify Notes and the UACI Agreement, the conversion price of the Naify Notes was adjusted such that as of the March 9, 1999 consummation date of the AT&T Merger, the outstanding Naify Notes were convertible into 19,088,081 shares of AT&T Common Stock, 30,186,816 shares of AT&T Liberty Class A Tracking Stock and 3,451,897 shares of TSAT's Series A Common Stock.

         Also pursuant to the terms of the Naify Notes and the UACI Agreement, if in the future the AT&T Liberty Tracking Stock is converted into cash, securities or other property in a transaction where the holders of AT&T Liberty Class B Tracking Stock receive greater per share economic consideration than the holders of AT&T Liberty Class A Tracking Stock, then the holders of Naify Notes will be entitled to receive such greater economic consideration with respect to 18% of the total number of shares of AT&T Liberty Class A Tracking Stock beneficially held by them on March 9, 1999 or the date of such transaction, whichever is less.


                                                                     (continued)


                                     III-48

         On January 12, 1998, the Company purchased approximately 12.4 million shares of Series A Common Stock of UVSG, held by Lawrence Flinn, Jr., UVSG's Chairman Emeritus. As part of the transaction, which encompassed the total number of UVSG shares held by Mr. Flinn, the Company issued approximately 12.7 million shares of Ventures Group Series A Stock and approximately 7.3 million shares of Liberty Group Series A Stock to Mr. Flinn.

         The Company believes that the foregoing business dealings with management were based upon terms no less advantageous to the Company than those which would be available in dealing with unaffiliated persons.

         Transactions in Connection with the AT&T Merger.

         Management of the Liberty/Ventures Group. Following the AT&T Merger, Dr. Malone, currently Chairman of the Company, will be Chairman of the Liberty/Ventures Group, Mr. Bennett, currently President and Chief Executive Officer of Liberty, will be President and Chief Executive Officer of the Liberty/Ventures Group and Mr. Howard, currently President of the TCI Ventures Group, will be Executive Vice President and Chief Operating Officer of the Liberty/Ventures Group.

         Following the AT&T Merger, all of the equity interests in the Liberty/Ventures Group are owned by AT&T; however, a majority of the members of the Board of Directors of Liberty (the "Liberty Board") are individuals designated by TCI prior to the AT&T Merger. Liberty has three classes of directors: one class elected for a term of one year; one class elected for a term of seven years; and one class elected for a term of 10 years. Each class of directors has an equal number of members. Such directors may not be removed other than for "cause," and, in the event of the death or resignation of a director, the remaining directors of such class will choose a successor to fill the remaining term of such deceased or resigning director. Thus, the second and third classes of directors will constitute a majority of the Liberty Board until at least 2006. Under Delaware law, the business of a corporation is managed by its board of directors. As a result, although AT&T owns all of the equity interests in the Liberty/Ventures Group and, initially, all of the common stock of Liberty, the incumbent directors of Liberty (and their successors) will be able to control most aspects of the day-to-day business of Liberty and its subsidiaries following the AT&T Merger.

         In addition, in the event the incumbent directors (and their designated successors) cease to constitute a majority of the Liberty Board, or Liberty Management LLC determines that, in its reasonable judgment, the incumbent Liberty Board is likely to cease to constitute a majority of the Liberty Board, such event will constitute a "Triggering Event." Liberty Management LLC is a limited liability company, the equity interests of which are owned by Dr. Malone. Upon the occurrence of a Triggering Event, subject to the terms and conditions of a contribution agreement (the "Contribution Agreement") that TCI caused Liberty and Liberty Ventures LLC to enter into in connection with the AT&T Merger, all of the assets of Liberty and of certain other entities included in the Liberty/Ventures Group will be contributed to a limited liability company ("Liberty Media Group LLC"), substantially all of the equity interests of which are owned by AT&T, unless the Triggering Event is waived by Liberty Management LLC. Liberty Management LLC will own the remaining equity interests in Liberty Media Group LLC and will be the sole manager of Liberty Media Group LLC.



                                                                     (continued)


                                     III-49

         Stock Ownership. In the AT&T Merger, the Company's common stock was converted as described under "Item 1. General Development of Business." The difference in the conversion ratios applicable to the TCI Group Series A Stock and the TCI Group Series B Stock constituted an approximate 10% premium payable to the holders of TCI Group Series B Stock. As of December 31, 1998, Dr. Malone and his spouse collectively owned 30,401,772 shares of TCI Group Series B Stock (excluding shares that they had the right to vote but in which they did not have a direct economic interest), or approximately 47.2% of the total number of shares of TCI Group Series B Stock outstanding as of such date. In addition, as of December 31, 1998, the other directors and members of management of the Company owned an aggregate of 23,990,555 shares of TCI Group Series B Stock (including shares in which they had a direct economic interest but did not have the right to vote) or approximately 37.2% of the total number of shares of TCI Group Series B Stock outstanding as of such date. The Board and the Special Committee of the Board of Directors (the "Special Committee") carefully considered the premium payable to the holders of the TCI Group Series B Stock in connection with its decision to approve the AT&T Merger and determined that such premium was an acceptable control premium to such holders under the circumstances, and, in the case of Dr. Malone and Leslie Malone and the Estate of Bob Magness, the Estate of Betsy Magness, Gary Magness (individually and in certain representative capacities) and Kim Magness (individually and in certain representative capacities), did not exceed the control premium limit established by the Company in separate agreements entered into with such individuals.

         As described under "Item 1. Business - General Development of Business", in the AT&T Merger holders of Liberty Group Series A Stock and TCI Ventures Group Series A Stock, respectively, received shares of AT&T Liberty Class A Tracking Stock that entitle such holders to cast 1/10 vote per share. In the AT&T Merger, holders of Liberty Group Series B Stock and TCI Ventures Group Series B Stock, respectively, received shares of AT&T Liberty Class B Stock that entitle such holders to cast one vote per share. The distinction between the shares of AT&T Liberty Class A Tracking Stock and AT&T Liberty Class B Tracking Stock maintains the 10-to-one voting ratio between the holders of Liberty Group Series B Stock and TCI Ventures Group Series B Stock on the one hand and the holders of Liberty Group Series A Stock and TCI Ventures Group Series A Stock on the other hand. As of December 31, 1998, Dr. Malone and his spouse beneficially owned 34,775,586 shares of Liberty Group Series B Stock and TCI Ventures Group Series B Stock, or approximately 45.2% of such shares outstanding as of such date. In addition, as of December 31, 1998, the other directors and members of management of the Company owned an aggregate of 34,392,372 of such shares, or approximately 44.7% of such shares outstanding as of such date. Dr. Malone also held options to acquire an additional 1,154,000 shares of Liberty Group Series A Stock, 1,200,000 shares of TCI Ventures Group Series A Stock and 2,800,000 shares of TCI Ventures Group Series B Stock. Such options were adjusted in connection with the AT&T Merger to be exercisable for shares of AT&T Liberty Class A Tracking Stock and AT&T Liberty Class B Tracking Stock, as the case may be. Pursuant to the terms of the Shareholders' Agreement, Dr. Malone has the power to vote all shares of AT&T Liberty Class B Tracking Stock held by the Magness Family. Dr. Malone also has the power to vote all shares of AT&T Liberty Media Class B Tracking Stock held by certain trusts of which Mr. Hindery is the trustee. As a result, immediately following the AT&T Merger and assuming the exercise of his options to purchase shares of AT&T Liberty Class A Tracking Stock and AT&T Liberty Class B Tracking Stock, Dr. Malone will have the power to vote securities having approximately 46.6% of the voting power with respect to any matters upon which the holders of AT&T Liberty Tracking Stock will vote as a separate class.


                                                                     (continued)


                                     III-50

         Westmarc Communications, Inc. Three persons who are directors and/or executive officers of the Company own shares of the 12% Series C Cumulative Compounding preferred stock of WestMarc Communications, Inc., a subsidiary of the Company. Dr. Malone, an executive officer and director of the Company, owns, as trustee for his children, 68 shares, Kim Magness, a director of the Company, owns 31 shares individually and owns 948 shares as personal representative of the Estates of Bob Magness and Betsy Magness, and Larry E. Romrell, an executive officer of the Company, owns 103 shares.

         In connection with the AT&T Merger, AT&T has agreed that, for a period of 15 years following the effective time of the AT&T Merger, neither it nor TCI will take certain actions with regard to the preferred stock of WestMarc Communications, including any redemption of, or modification of the terms of, such preferred stock or any actions that would adversely affect WestMarc Communications' ability to pay the required dividends of 12% per annum on such preferred stock. The terms of such preferred stock provide that it may be redeemed by WestMarc Communications following a "change in control" of the Company.

         Tax Protection Agreements. In connection with the AT&T Merger the Company entered into agreements with certain of its employees (including directors and executive officers of the Company) providing for indemnification of such individuals from the effects of certain U.S. federal excise taxes that may become payable by such employees as a result of the AT&T Merger and the resulting change in control of the Company. After the AT&T Merger, TCI is required to assume the financial obligations under such agreements with respect to employees of the TCI Group and the Liberty/Ventures Group is required to assume the financial obligations under such agreements with respect to employees of the Liberty/Ventures Group.

         Employment Agreements and Other Arrangements. The following executive officers had employment agreements with the Company prior to the AT&T Merger:
Dr. Malone, Mr. Hindery, Marvin Jones, Executive Vice President, Stephen M. Brett, Executive Vice President, Secretary and General Counsel, and Mr. Romrell. In addition, Mr. Fisher and J.C. Sparkman, former executive officers of the Company who are members of the Board, had consulting agreements with TCI prior to the AT&T Merger. AT&T has agreed to cause TCI to honor, from and after the effective time of the AT&T Merger, the obligations of the Company with respect to the executive, employment and other agreements and arrangements of those officers who are officers of the TCI Group (other than Mr. Romrell, whose employment agreement with the Company was converted into a consulting agreement with AT&T). In addition, AT&T has agreed to assume the obligations under all of the employee plans and benefit arrangements relating to the TCI Group.

         Contingent Grants. Prior to the AT&T Merger, certain executive officers of TCI were granted options to purchase 5.5 million shares of Liberty Group Stock, contingent upon completion of the AT&T Merger. Additionally, prior to the AT&T Merger, awards of 528,250 restricted shares of TCI Group Stock were granted to certain directors and executive officers of TCI, contingent upon completion of the AT&T Merger. See "Item 12 - Security Ownership of Certain Beneficial Owners and Management - Security Ownership of Management."

         The Special Committee and the Board were aware of the aforementioned interests of the Company's management and the Board described above and considered such interests, among other matters, in approving the AT&T Merger and the transactions contemplated thereby.



                                                                     (continued)


                                     III-51

         (b) Certain Business Relationship.

         Jerome H. Kern, a director and Vice Chairman of the Company, was special counsel with the law firm of Baker & Botts, L.L.P., the principal outside counsel for the Company, until June 16, 1998. Fees paid to Baker & Botts, L.L.P. by the Company and its consolidated subsidiaries did not exceed five percent of Baker & Botts, L.L.P.'s gross revenues for the 1998 fiscal year.

         TSAT Transactions. John Malone is currently the Chief Executive Officer, Chairman of the Board and a director of the Company and is also the Chairman of the Board and a director of TSAT. Dr. Malone is also a principal stockholder of both the Company and TSAT.

         On March 6, 1998, the stockholders of TSAT voted to approve a two step roll-up plan which consisted, among other related transactions, of: (1) the contribution of substantially all TSAT's assets and liabilities to a newly formed corporation (referred to herein as "New PRIMESTAR"), and the concurrent contribution to New PRIMESTAR by TSAT's existing partners of their respective interests in the PRIMESTAR digital satellite business (collectively, the "PRIMESTAR Restructuring Transaction"); and (2) subject to regulatory approval and other conditions, the subsequent merger of TSAT with and into New PRIMESTAR, in a transaction in which TSAT's outstanding common shares will be converted into common shares of New PRIMESTAR (the "TSAT Merger"). On April 1, 1998, the PRIMESTAR Restructuring Transaction was consummated; however the consummation of the TSAT Merger was delayed pending regulatory approval.

         On January 22, 1999, TSAT and New PRIMESTAR announced the signing of agreements providing for (i) the sale by New PRIMESTAR to Hughes Electronics Corporation ("Hughes") of New PRIMESTAR's existing medium power satellite television service, comprising substantially all the business and assets of New PRIMESTAR (the "Medium-Power Sale"), and (ii) the sale to Hughes by Tempo Satellite, Inc., a wholly owned subsidiary of TSAT ("Tempo"), of Tempo's high power satellite assets, including Tempo's rights to two satellites constructed for Tempo by Space Systems/Loral, Inc. and Tempo's rights under an FCC authorization to construct a high power direct broadcast satellite system using 11 transponders in the 119(0) W.L. orbital position. The agreement to sell Tempo's satellite assets provides for (i) the assignment by New PRIMESTAR to Hughes of New PRIMESTAR's option to acquire such assets (which option was obtained by New PRIMESTAR in connection with the PRIMESTAR Restructuring Transaction), (ii) the exercise of such option by Hughes, (iii) the relinquishment by PRIMESTAR Partners L.P., a wholly owned subsidiary of New PRIMESTAR ("PRIMESTAR Partners"), of its rights under a prior agreement to purchase or lease 100% of the capacity of Tempo's proposed satellite system, and
(iv) the assumption and satisfaction by Hughes of Tempo's existing obligation to reimburse PRIMESTAR Partners for amounts advanced by PRIMESTAR Partners to Tempo to fund construction of such satellite system. The transactions with Hughes are subject to various conditions, including, in the case of Tempo's proposed assignment of its rights to 119(0) W.L. orbital position and related assets, FCC approval. It is anticipated that the TSAT Merger Agreement will be terminated on or before the closing of the Medium-Power Sale.



                                                                     (continued)



                                     III-52

         On December 4, 1996, the Company distributed (the "TSAT Distribution") to the holders of shares of TCI Group Series A Stock and TCI Series B Stock all of the issued and outstanding common stock of TSAT. Since the consummation of the TSAT Distribution, TSAT and the Company have operated independently. However, for purposes of governing certain of the ongoing relationships between TSAT and the Company after the TSAT Distribution, and to provide mechanisms for an orderly transition, TSAT and the Company entered into various agreements in connection with the TSAT Distribution, including those agreements described below. Certain of such agreements have since terminated or expired, or have been modified in connection with the PRIMESTAR Restructuring Transaction.

         Contribution Agreement. Subsequent to December 31, 1998, a subsidiary of the Company agreed to enter into a contribution agreement ("Contribution Agreement") with certain shareholders of New PRIMESTAR pursuant to which the Company would, to the extent it is relieved of $166,250,000 of contingent liabilities currently owed to certain creditors of New PRIMESTAR and its subsidiaries, contribute $166,250,000 to New PRIMESTAR to the extent necessary to satisfy liabilities of New PRIMESTAR. During the fourth quarter of 1998, the Company recorded a $90 million charge to provide for estimated losses that are expected to result from the Contribution Agreement. The Company's obligation under the Contribution Agreement will expire in 2001.

         Reorganization Agreement. On December 4, 1996, the TSAT Distribution was consummated (the "TSAT Distribution Date"), and the Company, TCIC and a number of the Company's other subsidiaries, including TSAT, entered into a reorganization agreement (the "Reorganization Agreement"), which provided for, among other things, the principal corporate transactions required to effect the TSAT Distribution, the conditions thereto and certain provisions governing the relationship between TSAT and the Company with respect to and resulting from the TSAT Distribution. Pursuant to the Reorganization Agreement, TSAT assumed the Company's obligations under options granted to Brendan R. Clouston, a former executive officer of the Company, Larry E. Romrell, an executive officer of the Company, and David P. Beddow, an executive officer of certain subsidiaries of the Company, to purchase shares of TSAT Series A Stock representing 1.0%, 1.0% and 0.5%, respectively, of the shares of TSAT Series A Stock issued and outstanding on the TSAT Distribution Date, determined immediately after giving effect to the TSAT Distribution but before giving effect to the issuance of the shares of TSAT Series A Stock issuable upon exercise of such options. Further, pursuant to the Reorganization Agreement, TSAT granted to the Company an option to purchase up to 4,765,000 shares of TSAT Series A Stock (as such number may be adjusted to reflect stock dividends, stock splits and the like), for a purchase price equal to the par value of such shares, as necessary to satisfy the Company's obligations to deliver shares of TSAT Series A Stock upon conversion of certain of the Company's convertible securities. During the year ended December 31, 1998, TSAT issued to the Company under this arrangement 991,330 shares of TSAT Series A Stock for an aggregate consideration of $991,330.



                                                                     (continued)


                                     III-53

         Transition Services Agreement. During 1997, pursuant to a transition services agreement entered into in connection with the TSAT Distribution (the "Transition Services Agreement"), the Company provided to TSAT certain services including: (1) tax reporting, financial reporting, payroll, employee benefit administration, workers' compensation administration, telephone, fleet management, package delivery, management information systems, billing, lock box and remittance processing and risk management services; (2) other services typically performed by the Company's accounting, finance, treasury, corporate, legal, tax, benefits, insurance, facilities, purchasing, fleet management and advanced information technology department personnel; (3) use of telecommunications and data facilities and of systems and software developed, acquired or licensed by the Company from time to time for financial forecasting, budgeting and similar purposes, including without limitation, any such software for use on personal computers, in any case to the extent available under copyright law or any applicable third-party contract; (4) technology support and consulting services; and (5) such other management, supervisory, strategic planning or other services as TSAT and the Company determined to be necessary or desirable. As compensation for services rendered to TSAT and for the benefits made available to TSAT pursuant to the Transition Services Agreement, TSAT was required to pay the Company a fee of $1.50 per qualified subscribing household or other residential or commercial unit (counted as one subscriber regardless of the number of satellite receivers) per month, up to a maximum of $3 million per month, and reimburse the Company quarterly for direct, out-of-pocket expenses incurred by the Company to third parties in providing the services. During the period ended March 31, 1998, TSAT was charged $3,174,000 pursuant to the Transition Services Agreement. Pursuant to the terms of the PRIMESTAR Restructuring Transaction, the Transition Services Agreement was terminated on April 1, 1998.

         Tax Sharing Agreement. Through the TSAT Distribution Date, TSAT's results of operations were included in the Company's consolidated U.S. federal income tax returns, in accordance with the existing tax sharing arrangements among the Company and its consolidated subsidiaries. Effective July 1, 1995, the Company, TCIC and certain other subsidiaries of the Company entered into a tax sharing agreement (the "1995 Tax Sharing Agreement"), which formalized such pre-existing tax sharing arrangements and implemented additional procedures for the allocation of certain consolidated income tax attributes and the settlement of certain intercompany tax allocations. The 1995 Tax Sharing Agreement encompasses U.S. federal, state, local and foreign tax consequences and relies upon the Internal Revenue Code of 1986, as amended (the "Code") and any applicable state, local and foreign tax law and related regulations. In connection with the TSAT Distribution, the 1995 Tax Sharing Agreement was amended to provide that TSAT be treated as if it had been a party to the 1995 Tax Sharing Agreement, effective July 1, 1995.



                                                                     (continued)


                                     III-54

         In connection with the PRIMESTAR Restructuring Transaction, TSAT and the Company entered into a tax sharing agreement dated as of June 1997, to confirm that pursuant to the amended 1995 Tax Sharing Agreement: (1) neither TSAT nor any of its subsidiaries has any obligation to indemnify the Company, the Company's tax consolidated subsidiaries, or the Company's shareholders for any tax resulting from the TSAT Distribution failing to qualify as a tax-free distribution pursuant to Section 355 of the Code; (2) the Company is obligated to indemnify TSAT and its subsidiaries for any taxes resulting from the TSAT Distribution failing to qualify as a tax-free distribution pursuant to Section 355 of the Code; (3) to the best knowledge of the Company, TSAT's total payment obligation under the 1995 Tax Sharing Agreement could not reasonably be expected to exceed $5 million; and (4) the sole agreement between the Company or the Company's tax consolidated subsidiaries, on the one hand, and TSAT or any of its subsidiaries, on the other, relating to taxes is the 1995 Tax Sharing Agreement.

         Indemnification Agreements. On the TSAT Distribution Date, TSAT entered into an indemnification agreement with each of TCIC and TCI UA 1, Inc. ("TCI UA 1"), an indirect subsidiary of TCIC. As of December 31, 1997, TSAT and each of TCIC and TCI UA 1 entered into amendments to such indemnification agreements (collectively, as amended, the "Indemnification Agreements" and individually, each the "Indemnification Agreement"). The Indemnification Agreement with TCIC provides for TSAT to reimburse TCIC for any amounts drawn under an irrevocable transferable letter of credit issued for the account of TCIC to support TSAT's share of certain obligations to PRIMESTAR Partners, L.P. (the "Partnership") under an agreement with GE American Communications, Inc. with respect to the Partnership's use of transponders on a satellite. The drawable amount of such letter of credit was $25,000,000 at December 31, 1998. TCIC has agreed to keep such letter of credit in place through June 30, 1999. The Indemnification Agreement with TCI UA 1 provides for TSAT to reimburse TCI UA 1 for any amounts drawn under an irrevocable transferable letter of credit issued for the account of TCI UA 1 (the "TCI UA 1 Letter of Credit") which supports a credit facility of the Partnership that was obtained to finance advances for the construction of a certain satellite. The drawable amount of the TCI UA 1 Letter of Credit was $141,250,000 at December 31, 1998. TCI UA 1 has agreed to keep the TCI UA 1 Letter of Credit in place through June 30, 1999.

         The Indemnification Agreements further provide for TSAT to indemnify and hold harmless TCIC and TCI UA 1 and certain related persons from and against any losses, claims, and liabilities arising out of the respective letters of credit or any drawings thereunder. The payment obligations of TSAT to TCIC and TCI UA 1 under such Indemnification Agreements are subordinated in right of payment with respect to TSAT's obligations under its bank credit facilities. During the year ended December 31, 1998, the aggregate amount paid by TSAT (and following the PRIMESTAR Restructuring Transaction, New PRIMESTAR) to the Company under the Indemnification Agreements was $2,203,000. Such amounts represent the aggregate fees incurred by the Company with respect to the TCI UA 1 Letter of Credit.

         Pursuant to the Restructuring Transaction, New PRIMESTAR assumed the rights and obligations of TSAT under the Indemnification Agreements, including the reimbursement obligations in favor of TCIC and TCI UA 1, and the Indemnification Agreements were amended to, among other things, extend the subordination provisions for the benefit of certain other indebtedness of New PRIMESTAR.



                                                                     (continued)


                                     III-55

         Trade Name and Service Mark License Agreement. Pursuant to a Trade Name and Service Mark License Agreement (the "License Agreement"), the Company granted to TSAT, for an initial term of three years following the TSAT Distribution, a non-exclusive, non-assignable license to use certain trade names and service marks specifically identified in the License Agreement, including the mark "TCI" in the context of the digital satellite business. The License Agreement provides, among other things, that all advertising, promotion and use of certain of the Company's trade names and service marks by TSAT shall be consistent with the Company's guidelines and standards, as well as subject to the Company's approval in certain circumstances. Since the TSAT Distribution, TSAT has taken steps to phase out the use of the Company's names and marks covered by the License Agreement, except in connection with its corporate name. TSAT and the Company amended the License Agreement immediately prior to the closing of the PRIMESTAR Restructuring Transaction to reflect such limited use.

         Call Center LLC. In March 1997, TSAT and the Company agreed to form a limited liability company (the "Call Center LLC") through which TSAT and the Company were to conduct various customer call service operations. The initial ownership interests of TSAT and the Company in the Call Center LLC were to be 28% and 72%, respectively. In June 1997, TSAT and the Company agreed not to form the Call Center LLC. In March 1997, the Company began providing customer call services to TSAT based upon a per call charge and has provided such services to New PRIMESTAR on the same basis since the consummation of the PRIMESTAR Restructuring Transaction. Charges for such services aggregated $24,938,000 in 1998. There can be no assurances that the Company will continue to provide such services to Hughes following its proposed purchase of the New PRIMESTAR business.

         Other Arrangements. As a result of the TSAT Distribution, the Company and TSAT entered into a Share Purchase Agreement, which obligates the Company and TSAT to sell to each other from time to time, at the then current market price, shares of TCI Group Series A Stock and TSAT Series A Stock, respectively, as necessary to satisfy their respective obligations under the TCI Group Series A Options and TSAT Options held by their respective employees and non-employee directors. During the year ended December 31, 1998, TSAT did not issue any shares of TSAT Series A Stock to the Company under this arrangement.

         Certain officers of TSAT who were officers or directors of the Company and/or TCIC prior to the TSAT Distribution received undertakings of indemnification from the Company and/or TCIC. Such undertakings survived the TSAT Distribution.



                                                                     (continued)


                                     III-56

         (c) Indebtedness of Management.

         Indebtedness of Dr. Malone. On March 4, 1997, Dr. Malone received an advance from a wholly owned subsidiary of the Company in the amount of $5,787,505. On March 5, 1997, Dr. Malone received a second advance from a wholly owned subsidiary of the Company in the amount of $5,813,755. The terms of the advances were memorialized by a promissory note entered into by Dr. Malone. The interest rate on such loans is 1% over the one-month LIBOR rate compounded annually. Dr. Malone used the proceeds of the advance to purchase shares of TSAT Series A Stock. On February 9, 1998 Dr. Malone repaid the $12 million promissory note balance and accrued interest in the amount of $723,000.

         See "Item 13. Certain Relationships and Related Transactions - Transactions with Management and Others - Malone Transactions" for a discussion of additional indebtedness of Dr. Malone.

         Indebtedness of Mr. Fisher. Fisher Communications Associates, L.L.C. ("Fisher Communications"), a Colorado limited liability company controlled by Mr. Donne Fisher, a director of the Company, has issued five non-interest bearing promissory notes (the "Fisher Notes") to the following five subsidiaries of the Company: ECP Holdings, Inc. ("ECP"), American Televenture of Minersville, Inc. ("ATM"), TCI Cablevision of Nevada, Inc. ("TCINV"), TCI Cablevision of Utah, Inc. ("TCIU") and TEMPO Cable Inc. ("Tempo Cable"). Each of the Fisher Notes matures on January 31, 2006. The Fisher Notes have an aggregate principal amount of $3 million, all of which is outstanding, and are payable in the following amounts to the following entities:

         Payee                                     Principal Amount of Note
         -----                                     ------------------------
         ECP                                             $1,200,000
         ATM                                                 42,120
         TCINV                                              233,100
         TCIU                                               351,180
         Tempo Cable                                      1,173,600

Fisher Communications issued certain of the Fisher Notes to each of ATM, TCINV, TCIU and Tempo Cable in payment of the exercise price of certain options to purchase certain partnership interests in Halcyon Communications Limited Partnership, an Oklahoma limited partnership, held by such entities. Fisher Communications acquired such options as of January 31, 1996. Fisher Communications issued certain of the Fisher Notes to ECP in payment of the exercise price of an option to purchase ECP's partnership interest in Halcyon Communications Partners, an Oklahoma general partnership. Fisher Communications acquired such option as of January 31, 1996.

         Indebtedness of Mr. Gallivan. See "Item 13. Certain Relationships and Related Transactions - Transactions with Management and Others - Transactions with Mr. Gallivan."





                                     III-57

                                    PART IV.


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) (1)  Financial Statements

Included in Part II of this Report:                                                          Page No.
                                                                                             --------
Tele-Communications, Inc.:

         Independent Auditors' Report                                                         II-38

         Consolidated Balance Sheets,
            December 31, 1998 and 1997                                                    II-39 to II-40

         Consolidated Statements of Operations and
            Comprehensive Earnings,
               Years ended December 31, 1998, 1997 and 1996                               II-41 to II-42

         Consolidated Statements of Stockholders' Equity,
            Years ended December 31, 1998, 1997 and 1996                                  II-43 to II-45

         Consolidated Statements of Cash Flows,
            Years ended December 31, 1998, 1997 and 1996                                      II-46

         Notes to Consolidated Financial Statements,
            December 31, 1998, 1997 and 1996                                              II-47 to II-126

(a) (2)  Financial Statement Schedules


Included in Part IV of this Report:                                                            Page No.
                                                                                               --------
(i)      Financial Statement Schedules required to be filed:

         Independent Auditors' Report                                                           IV-14

         Schedule I - Condensed Information as to the
            Financial Position of the Registrant, December 31, 1998
               and 1997; Condensed Information as to the Operations
               and Cash Flows of the Registrant, Years ended
               December 31, 1998, 1997 and 1996                                             IV-15 to IV-17

         Schedule II - Valuation and Qualifying Accounts,
            Years ended December 31, 1998, 1997 and 1996                                        IV-18


(ii)     Separate financial statements for Sprint Spectrum
            Holding Company, L.P. and Subsidiaries

         Consolidated Financial Statements

            Report of Independent Auditors                                                       IV-19

            Consolidated Statements of Operations                                                IV-20

            Consolidated Balance Sheets                                                          IV-21

            Consolidated Statements of Cash Flows                                                IV-22

            Notes to Consolidated Financial Statements                                      IV-23 to IV-32

(a) (3)  Exhibits

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

3 - Articles of Incorporation and Bylaws:

    3.1    The Restated Certificate of Incorporation, dated March 9, 1999

        3.2   The Bylaws effective as of March 9, 1999.

4 - Instruments Defining the Rights of Securities Holders, including Indentures:

              No instrument which defines the rights of holders of long term debt, of the registrant and all of its consolidated subsidiaries, is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the Commission upon request.

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

                                                                     (continued)

     10.8     Consulting Agreement, dated as of January 1, 1996, between Tele-Communications, Inc. and Donne F.
                  Fisher.
                     Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

     10.9     Consulting Agreement, dated as March 11, 1995, between Tele-Communications, Inc. and J.C. Sparkman.
                     Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (Commission File No. 0-20421).

     10.10    Deferred Compensation Plan for Non-Employee Directors, effective on November 1, 1992.*
                     Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, as amended by Form 10-K/A for the year ended December 31, 1992
                         (Commission File No. 0-5550).

     10.11    Form of Consulting Agreement, dated as of March 8, 1999, between the Company and Larry E. Romrell *

     10.12    Employment Agreement, dated as of June 1, 1998, between the Company and Stephen M. Brett *
                     Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q as amended by Form 10-Q/A, for the quarterly period ended June 30, 1998 (Commission File No.
                         0-20421).

     10.13    Employment Agreement, dated as of June 23, 1998, between the Company and Leo J. Hindery, Jr. *
                     Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q as amended by Form 10-Q/A, for the quarterly period ended June 30, 1998 (Commission File No.
                         0-20421).

     10.14    Form of 1992 Non-Qualified Stock Option and Stock Appreciation Rights Agreement.*
                     Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, as amended by Form 10-K/A for the year ended December 31, 1993
                         (Commission File No. 0-5550).

     10.15    Form of 1993 Non-Qualified Stock Option and Stock Appreciation Rights Agreement.*
                     Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, as amended by Form 10-K/A for the year ended December 31, 1993
                         (Commission File No. 0-5550).

     10.16    Non-Qualified Stock Option and Stock Appreciation Rights Agreement, dated as of November 12, 1993,
                  by and between Tele-Communications, Inc. and Jerome   H. Kern.*
                     Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, as amended by Form 10-K/A for the year ended December 31, 1993
                         (Commission File No. 0-5550).

                                                                     (continued)

     10.17    Form of Assumption and Amended and Restated Stock Option Agreement between the Company, Liberty
                  Media Corporation and grantee relating to stock appreciation rights granted pursuant to letter dated September 17, 1991.*
                     Incorporated herein by reference to the Company's Post Effective Amendment No. 1 to Form S-4
                         Registration Statement on Form S-8 Registration Statement (Commission File No. 33-54263).

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

     10.19    Assumption and Amended and Restated Stock Option Agreement between the Company, TCI/Liberty Holding
                  Company and a director of Tele-Communications, Inc. relating to assumption of options and related stock appreciation rights granted outside of an employee benefit plan pursuant to
                  Tele-Communications, Inc.'s 1993 Non-Qualified Stock Option and Stock Appreciation Rights
                  Agreement.*
                     Incorporated herein by reference to the Company's Post Effective Amendment No. 1 to Form S-4
                         Registration Statement on Form S-8 Registration Statement (Commission File No. 33-54263).

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

     10.21    Form of letter dated September 17, 1991 from Liberty Media Corporation to grantee relating to grant of stock appreciation rights.*
                     Incorporated herein by reference to the Company's Post Effective Amendment No. 1 to Form S-4
                         Registration Statement on Form S-8 Registration Statement (Commission File No. 33-54263).

     10.22    Form of letter dated July 26, 1993 from Liberty Media Corporation to grantee relating to grant of options and stock appreciation rights.*
                     Incorporated by reference to Tele-Communications, Inc.'s Post Effective Amendment No. 1 to
                         Form S-4 Registration Statement on Form S-8 Registration Statement (Commission File No.
                         33-54263).

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

                                                                     (continued)

     10.24    Form of Indemnification Agreement.*
                     Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, as amended by Form 10-K/A for the year ended December 31, 1993
                         (Commission File No. 0-5550).

     10.25    Form of 1994 Non-Qualified Stock Option and Stock Appreciation Rights Agreement.*
                     Incorporated herein by reference to the Company's Annual Report on Form 10-K dated December
                         31, 1994, as amended by Form 10-K/A (Commission File No. 0-20421).

     10.26    TCI 401(k) Stock Plan, restated effective January 1, 1998.*
                     Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as amended by Form 10-K/A (Commission File No. 0-20421).

     10.27    Form of Restricted Stock Award Agreement for 1995 Award of Series A TCI Group Restricted Stock
                  pursuant to the Tele-Communications, Inc. 1994 Stock Incentive Plan.*
                     Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

     10.28    Form of Restricted Stock Award Agreement for 1995 Award of Series A Liberty Media Group Restricted
                  Stock pursuant to the Tele-Communications, Inc. 1994 Stock Incentive Plan.*
                     Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

     10.29    Form of Non-Qualified Stock Option and Stock Appreciation Rights Agreement for 1995 Grant of
                  Options with tandem stock appreciation rights to purchase Series A TCI Group common stock pursuant to the Tele-Communications, Inc. 1994 Stock Incentive Plan.*
                     Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

     10.30    Form of Non-Qualified Stock Option and Stock Appreciation Rights Agreement for 1995 Grant of
                  Options with tandem stock appreciation rights to purchase Series A Liberty Media Group common stock pursuant to the Tele-Communications, Inc. 1994 Stock Incentive Plan.*
                     Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

     10.31    Form of Non-Qualified Stock Option and Stock Appreciation Rights Agreement for 1995 Grant of
                  Options with tandem stock appreciation rights to purchase Series A TCI Group common stock pursuant to the Tele-Communications, Inc. 1995 Stock Incentive Plan.*
                     Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

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

     10.35    Form of Non-Qualified Stock Option and Stock Appreciation Rights Agreement for 1997 Grant of
                  Options with tandem stock appreciation rights to purchase Series A TCI Group common stock pursuant to the Tele-Communications, Inc. 1996 Stock Incentive Plan. *
                     Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as amended by Form 10-K/A (Commission File No. 0-20421).

     10.36    Form of Non-Qualified Stock Option and Stock Appreciation Rights Agreement for 1997 Grant of
                  Options with tandem stock appreciation rights to purchase Series A TCI Ventures Group common stock pursuant to the Tele-Communications, Inc. 1996 Stock Incentive Plan. *
                     Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as amended by Form 10-K/A (Commission File No. 0-20421).

     10.37    Form of Non-Qualified Stock Option and Stock Appreciation Rights Agreement for 1997 Grant of
                  Options with tandem stock appreciation rights to purchase Series A Liberty Media Group common stock pursuant to the Tele-Communications, Inc. 1996 Stock Incentive Plan. *
                     Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as amended by Form 10-K/A (Commission File No. 0-20421).

     10.38    Form of Restricted Stock Award Agreement for 1997 Award of Series A TCI Group Restricted Stock
                  pursuant to the Tele-Communications, Inc. 1996 Incentive Plan.*
                     Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as amended by Form 10-K/A (Commission File No. 0-20421).

                                                                     (continued)

     10.39    Form of Restricted Stock Award Agreement for 1997 Award of Series A TCI Ventures Group Restricted
                  Stock pursuant to the Tele-Communications, Inc. 1996 Incentive Plan.*
                     Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as amended by Form 10-K/A (Commission File No. 0-20421).

     10.40    Form of 1998 Incentive Plan of Tele-Communications, Inc., effective December 16, 1997*
                     Incorporated herein by reference to the Company's Definitive Proxy Statement on Schedule
                         14A, dated April 30, 1998 (Commission File No. 0-20421).

     10.41    Form of Non-Qualified Stock Option and Stock Appreciation Rights Agreement, dated June 16, 1998, of
                  Tele-Communications, Inc., TCI Group Series A Common Stock, pursuant to the
                  Tele-Communications, Inc., 1998 Incentive Plan. *

     10.42    Form of Restricted Stock Award Agreement, dated June 23, 1998, of Tele-Communications, Inc., TCI
                  Group Series A Common Stock, pursuant to the Tele-Communications, Inc., 1998 Incentive Plan. *

     10.43    Form of Restricted Stock Award Agreement, dated November 15, 1998, of Tele-Communications, Inc.,
                  TCI Group Series A Common Stock, pursuant to the Tele-Communications, Inc., 1998 Incentive
                  Plan. *

     10.44    Form of Restricted Stock Award Agreement, dated December 10, 1998, of Tele-Communications, Inc.,
                  TCI Group Series A Common Stock, pursuant to the Tele-Communications, Inc., 1998 Incentive
                  Plan. *

     10.45    Form of Non-Qualified Stock Option and Stock Appreciation Rights Agreement, dated March 1, 1999, of
                  Tele-Communications, Inc., TCI Group Series A Common Stock pursuant to the Tele-Communications,
                  Inc., 1998 Incentive Plan. *

     10.46    Form of Restricted Stock Award Agreement, dated March 1, 1999, of Tele-Communications, Inc., TCI
                  Group Series A Common Stock pursuant to the Tele-Communications, Inc., 1998 Incentive Plan. *

     10.47    Form of Amendment to Agreement, dated March 1, 1999, to the Non-Qualified Stock Option and Stock
                  Appreciation Rights Agreement, dated July 23, 1997, pertaining to shares of
                  Tele-Communications, Inc., TCI Group Series A Common Stock.*

     10.48    Form of Amendment to Agreement, dated March 1, 1999, to the Non-Qualified Stock Option and Stock
                  Appreciation Rights Agreement, dated July 23, 1997, pertaining to shares of
                  Tele-Communications, Inc. Liberty Media Group Series A Common Stock. *

     10.49    Form of Amendment to Agreement, dated March 1, 1999, to the Non-Qualified Stock Option and Stock
                  Appreciation Rights Agreement, dated July 23, 1997, pertaining to shares of
                  Tele-Communications, Inc., TCI Ventures Group Series A Common Stock. *

     10.50    Form of Amendment to Agreement, dated March 1, 1999, to the Non-Qualified Stock Option and Stock
                  Appreciation Rights Agreement, dated May 14, 1997, pertaining to shares of Tele-Communications,
                  Inc., TCI Group Series A Common Stock. *

                                                                     (continued)

     10.51    Form of Amendment to Agreement, dated March 1, 1999, to the Non-Qualified Stock Option and Stock
                  Appreciation Rights Agreement, dated May 14, 1997, pertaining to shares of Tele-Communications,
                  Inc., TCI Ventures Group Series A Common Stock. *

     10.52    The Tele-Communications International, Inc. 1995 Stock Incentive Plan.*
                     Incorporated herein by reference to Tele-Communications International, Inc. Registration
                         Statement on Form S-1 (Commission File No. 33-91876).

     10.53    Form of Restricted Stock Award Agreement for 1995 Award of Series A Tele-Communications
                  International, Inc. Restricted Stock pursuant to the Tele-Communications International, Inc.
                  1995 Stock Incentive Plan.
                     Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

     10.54    Form of Non-Qualified Stock Option and Stock Appreciation Rights Agreement for 1995 Grant of
                  Options with tandem stock appreciation rights to purchase Series A Tele-Communications
                  International, Inc. common stock pursuant to the Tele-Communications International, Inc. 1995
                  Stock Incentive Plan.*
                     Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

     10.55    Form of Non-Qualified Stock Option and Stock Appreciation Rights Agreement for 1995 Grant of
                  Options with tandem stock appreciation rights to purchase Series A Tele-Communications
                  International, Inc. common stock.*
                     Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

     10.56    Form of Non-Qualified Stock Option and Stock Appreciation Rights Agreement for 1997 Grant of
                  Options with tandem stock appreciation rights to purchase Series A Tele-Communications
                  International, Inc. common stock pursuant to the Tele-Communications International, Inc. 1995
                  Stock Incentive Plan.*
                     Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as amended by Form 10-K/A (Commission File No. 0-20421).

     10.57    Form of Restricted Stock Award Agreement for 1997 Award of Series A Tele-Communications
                  International, Inc. Restricted Stock pursuant to the Tele-Communications International. Inc.
                  1995 Stock Incentive Plan.*
                     Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as amended by Form 10-K/A (Commission File No. 0-20421).

     10.58    Form of Stock Appreciation Rights Agreement made as of the 1st day of December, 1996, by and among
                  TCI Wireless Holdings, Inc., Grantee, TCI Telephony Services, Inc. and Tele-Communications,
                  Inc.*
                     Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as amended by Form 10-K/A (Commission File No. 0-20421).


                                                                     (continued)

     10.59    Form of Stock Appreciation Rights Agreement made as of the 1st day of December, 1996, by and among
                  TCI Teleport Holdings, Inc., Grantee, TCI Telephony Services, Inc. and Tele-Communications,
                  Inc.*
                     Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as amended by Form 10-K/A (Commission File No. 0-20421).

     10.60    Form of Amended and Restated Option Agreement made as of the 1st day of December, 1996, by and among TCI Wireline, Inc., Grantee and Tele-Communications, Inc.*
                     Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as amended by Form 10-K/A (Commission File No. 0-20421).

     10.61    Form of Option to Purchase Common Stock Agreement made as of the 1st day of December, 1996, by and among TCI.Net, Inc., Grantee and Tele-Communications, Inc.*
                     Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as amended by Form 10-K/A (Commission File No. 0-20421).

     10.62    Form of Amended and Restated Stock Appreciation Right Agreement made as of the 8th day of March,
                  1999, by and among TCI Internet Services, Inc., Tele-Communications, Inc. and Larry E. Romrell.*

     10.63    Form of Amended and Restated Stock Appreciation Right Agreement made as of the 8th day of March,
                  1999, by and among TCI Internet Services, Inc., Tele-Communications, Inc. and Bruce W. Ravenel.*

     10.64    Form of Agreement, dated February 19, 1999, between the Company, TCI.Net, Inc. ("TCI.NET"), TCI
                  Internet Services, Inc. ("Internet") and Larry E. Romrell relating to the share repurchase and option cancellation under an Option to Purchase Common Stock Agreement, dated December 31,
                  1996, and an amendment to a Stock Appreciation Rights Agreement, dated December 1, 1996. *

     10.65    Form of Agreement, dated February 19, 1999, between the Company, TCI.Net, TCI Internet and Brendan
                  Clouston relating to the share repurchase and option cancellation under an Option to Purchase
                  Common Stock Agreement, dated December 31, 1996, and an amendment to a Stock Appreciation
                  Rights Agreement, dated December 1, 1996. *

     10.66    Form of Agreement, dated February 19, 1999, between the Company, TCI.Net, TCI Internet ") and Bruce
                  W. Ravenel relating to share repurchase and option cancellation under an Option to Purchase
                  Common Stock Agreement, dated December 31, 1996, and an amendment to a Stock Appreciation
                  Rights Agreement, dated December 1, 1996. *

     10.67    Form of Agreement, dated February 19, 1999, between the Company, TCI Wireline, Inc., TCI Teleport
                  Holdings, Inc., TCI Telephony Services, Inc., and Brendan Clouston related to share repurchase and option cancellation under an Amended and Restated Option Agreement, dated December 1, 1996, and an amendment to a Stock Appreciation Rights Agreement, dated December 1, 1996. *


                                                                     (continued)

     10.68    InterMedia Capital Management, L.P. Agreement of Limited Partnership, dated as of June 10, 1997 and effective as of May 22, 1997, by and between InterMedia Management, Inc., Leo J. Hindery, Jr.
                  and TCI ICM I, Inc.
                     Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as amended by Form 10-K/A (Commission File No. 0-20421).

     10.69    InterMedia Capital Management III, L.P. Amended and Restated Agreement of Limited Partnership,
                  dated as of June 10, 1997, by and among Leo J. Hindery, Jr., InterMedia Management, Inc. and
                  TCI ICM III, Inc.
                     Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as amended by Form 10-K/A (Commission File No. 0-20421).

     10.70    InterMedia Capital Management IV, L.P. Amended and Restated Agreement of Limited Partnership, dated as of August 5, 1997, by and between InterMedia Management, Inc., TCI ICM IV, Inc. and Leo J.
                  Hindery, Jr.
                     Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as amended by Form 10-K/A (Commission File No. 0-20421).

     10.71    Amended and Restated Contribution and Merger Agreement, dated as of June 6, 1997, among TCI
                  Communications, Inc., Cablevision Systems Corporation, CSC Parent Corporation and CSC Merger
                  Corporation.
              Stockholders Agreement dated as of March 4, 1998, by and among Cablevision Systems Corporation,
                  Tele-Communications, Inc. and the Class B Entities (as defined therein)
                      Incorporated herein by reference to the Company's Current Report on Form 8-K, dated March
                           6, 1998 (Commission File No. 0-20421).

     10.72    Amended and Restated Asset Contribution Agreement, dated September 25, 1997, by and among Fisher
                  Communications Associates, L.L.C. and Tempo Cable, Inc., Communications Services, Inc., TCI
                  Cablevision of Oklahoma, Inc., TCI of Kansas, Inc., Wentronics, Inc., TCI Cablevision of Utah,
                  Inc., TCI Cablevision of Arizona, Inc., Tulsa Cable Television, Inc. and TCI American Cable
                  Holdings III, L.P. and Peak Cablevision, LLC.
                     Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as amended by Form 10-K/A (Commission File No. 0-20421).

     10.73    Amended and Restated Operating Agreement of Peak Cablevision, LLC, made as of September 25, 1997, by TCI American Cable Holdings III, L.P. and Fisher Communications Associates, L.L.C.
                     Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as amended by Form 10-K/A (Commission File No. 0-20421).

     10.74    Promissory Note, dated January 15, 1998, between Fisher Communications Associates, L.L.C. and ECP
                  Holdings, Inc.
                     Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as amended by Form 10-K/A (Commission File No. 0-20421).

     10.75    Promissory Note, dated January 15, 1998, between Fisher Communications Associates, L.L.C. and
                  American Televentures of Minersville, Inc.
                     Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as amended by Form 10-K/A (Commission File No. 0-20421).

                                                                     (continued)

     10.76    Promissory Note, dated January 15, 1998, between Fisher Communications Associates, L.L.C. and TCI
                  Cablevision of Utah, Inc.
                     Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as amended by Form 10-K/A (Commission File No. 0-20421).

     10.77    Promissory Note, dated January 15, 1998, between Fisher Communications Associates, L.L.C. and Tempo
                  Cable, Inc.
                     Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as amended by Form 10-K/A (Commission File No. 0-20421).

     10.78    Promissory Note, dated January 15, 1998, between Fisher Communications Associates, L.L.C. and TCI
                  Cablevision of Nevada, Inc.
                     Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as amended by Form 10-K/A (Commission File No. 0-20421).

     10.79    Agreement and Plan of Restructuring and Merger among AT&T Corp., Italy Merger Corp. and
                  Tele-Communications, Inc. dated as of June 23, 1998.
                     Incorporated herein by reference to the Company's Current Report on Form 8-K, dated July 1,
                         1998 (Commission File No. 0-20421). (1)

     10.80    Agreement and Plan of Merger dated August 24, 1998, among Tele-Communications, Inc., Liberty Group
                  Acquisition Co. and Tele-Communications International, Inc.
                     Incorporated herein by reference to Amendment No. 1 of the Company's Registration Statement
                         on Form S-4 (Commission File No. 333-64297).

     10.81    TCIC Merger Agreement, dated January 12, 1999, among the Company and TCI Communications, Inc.
                     Incorporated herein by reference to the Company's Current Report on Form 8-K, dated March
                         11, 1999 (Commission File No. 020421).

16.1     Letter, dated March 9, 1999, from KPMG LLP
                     Incorporated herein by reference to the Company's Current Report on Form 8-K, dated March
                         11, 1999.

21 - Subsidiaries of Tele-Communications, Inc.

23 - Consent of Experts and Counsel

      23.1    Consent of KPMG LLP.

      23.2    Consent of Deloitte & Touche LLP.

27 - Financial data schedule


*Constitutes management contract or compensatory arrangement.

(1) Certain exhibits to agreement have been omitted. A copy of any omitted exhibit or schedule will be furnished supplementally to the Commission upon request.

(b) Report on Form 8-K filed during the quarter ended December 31, 1998:

                                                   Item
            Date of Report                        Reported                           Financial Statements Filed
            --------------                        --------                           --------------------------

      October 22, 1998                          Item 5                                        None


      December 8, 1998                          Items 5 and 7                                 None

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors and Stockholders
Tele-Communications, Inc.:

Under date of March 9, 1999, we reported on the consolidated balance sheets of Tele-Communications, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations and comprehensive earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998, which are included in the December 31, 1998 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.





                                                              KPMG LLP



Denver, Colorado
March 9, 1999

                                                                      Schedule I
                                                                     Page 1 of 3
                            TELE-COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                         Condensed Information as to the
                      Financial Position of the Registrant

                           December 31, 1998 and 1997

Assets                                                                                 1998             1997
------                                                                                 ----             ----
                                                                                        amounts in millions
Investments in and advances to consolidated subsidiaries - eliminated upon
    consolidation                                                                  $    13,457            6,864

Other assets, at cost, net of accumulated amortization                                      16               18
                                                                                   -----------    -------------
                                                                                   $    13,473            6,882
                                                                                   ===========    =============
Liabilities and Stockholders' Equity
Accrued liabilities                                                                $     1,022              455

Redeemable securities:
    Preferred stock                                                                        300              655
    Common stock                                                                            22                5

Stockholders' equity:
    Series Preferred Stock, $.01 par value                                                  --               --
    Convertible Redeemable Participating Preferred Stock, Series F, $.01 par
      value                                                                                 --               --
    Class B 6% Cumulative Redeemable Exchangeable Junior Preferred Stock, $.01
      par value                                                                             --               --
    Common stock, $1 par value:
      Series A TCI Group. Authorized 1,750,000,000 shares; issued 610,748,188
         shares in 1998 and 605,616,143 shares in 1997                                     611              606
      Series B TCI Group. Authorized 150,000,000 shares; issued 73,929,229
         shares in 1998 and 78,203,044 shares in 1997                                       74               78
      Series A Liberty Media Group. Authorized 750,000,000 shares; issued
         367,890,546 shares in 1998 and 344,962,521 shares in 1997                         368              345
      Series B Liberty Media Group. Authorized 75,000,000 shares; issued
         35,198,156 shares in 1998 and 35,180,385 shares in 1997                            35               35
      Series A TCI Ventures Group. Authorized 750,000,000 shares; issued
         377,253,230 shares in 1998 and 377,386,032 shares in 1997                         377              377
      Series B TCI Ventures Group. Authorized 75,000,000 shares; issued
         45,750,534 shares in 1998 and 32,532,800 shares in 1997                            46               33
    Additional paid-in capital                                                           7,248            6,324
    Accumulated other comprehensive earnings, net of taxes                               3,749              772
    Retained earnings (accumulated deficit)                                              1,124             (812)
                                                                                   -----------    -------------
                                                                                        13,632            7,758
    Treasury stock and common stock held by subsidiaries, at cost                       (1,503)          (1,991)
                                                                                   -----------    -------------
         Total stockholders' equity                                                     12,129            5,767
                                                                                   -----------    -------------

                                                                                   $    13,473    $       6,882
                                                                                   ===========    =============

                                                                      Schedule I
                                                                     Page 2 of 3


                            TELE-COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                         Condensed Information as to the
                          Operations of the Registrant

                  Years ended December 31, 1998, 1997 and 1996


                                                                                 1998             1997           1996
                                                                              ----------     -------------     ---------
                                                                                          amounts in millions
Income (expenses):
    Selling, general and administrative                                       $      (24)              (19)          (82)
    AT&T Merger costs                                                                (14)               --            --
    Stock compensation                                                               (47)              (73)           13
                                                                              ----------     -------------     ---------

       Loss before share of earnings (loss) of consolidated
           subsidiaries                                                              (85)              (92)          (69)

Share of earnings (loss) of consolidated subsidiaries                              2,028              (469)          361
                                                                              ----------     -------------     ---------

       Net earnings (loss)                                                         1,943              (561)          292

Dividend requirements on preferred stocks                                            (24)              (42)          (35)
                                                                              ----------     -------------     ---------

       Net earnings (loss) attributable to common stockholders                $    1,919              (603)          257
                                                                              ==========     =============     =========

                                                                      Schedule I
                                                                     Page 3 of 3


                            TELE-COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                           Condensed Information as to
                          Cash Flows of the Registrant

                  Years ended December 31, 1998, 1997 and 1996


                                                                              1998      1997    1996
                                                                              ----      ----    ----
                                                                                amounts in millions
Cash flows from operating activities:
    Loss before share of earnings (loss) of consolidated subsidiaries         $ (85)     (92)     (69)
    Adjustments to reconcile loss to net cash provided by (used in)
       operating activities:
          Stock compensation                                                     47       73      (13)
          Payments of obligation relating to stock compensation                  (4)     (43)      (3)
          Change in accrued liabilities                                         535      276       56
                                                                              -----    -----    -----

       Net cash provided by (used in)operating
         activities                                                             493      214      (29)
                                                                              -----    -----    -----

Cash flows from investing activities:
    Reductions in (additional investments in and advances to)
       consolidated subsidiaries, net                                          (152)     370       75
    Other investing activities                                                    2       (2)     (11)
                                                                              -----    -----    -----

       Net cash provided by (used in) investing
         activities                                                            (150)     368       64
                                                                              -----    -----    -----

Cash flows from financing activities:
    Payment of preferred stock dividends                                        (27)     (42)     (35)
    Payments for call agreements                                               (274)      --       --
    Proceeds from issuances of common stock                                      --        5       --
    Repurchase of common stock to be held in treasury                           (20)    (529)      --
    Repurchase and retirement of common stock                                   (11)      --       --
                                                                              -----    -----    -----
    Other financing activities                                                  (11)     (16)      --
                                                                              -----    -----    -----

       Net cash used in financing activities                                   (343)    (582)     (35)
                                                                              -----    -----    -----

               Change in cash                                                    --       --       --

               Cash at beginning of year                                         --       --       --
                                                                              -----    -----    -----

               Cash at end of year                                            $  --       --       --
                                                                              =====    =====    =====

See also note 4 to the consolidated financial statements.

                                                                     Schedule II


                            TELE-COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                        Valuation and Qualifying Accounts

                  Years ended December 31, 1998, 1997 and 1996


                                                                   Additions        Deductions
                                                 Balance at        Charged to       Write-offs         Balance
                                                 beginning          profit            net of            at end
Description                                       of year          and loss         recoveries         of year
-----------                                      ---------         ---------        ----------         -------
                                                                      amounts in millions
Year ended December 31, 1998:
        Allowance for doubtful receivables
           - trade                                 $   34               90               (91)                33
                                                   ======      ===========       ===========        ===========

Year ended December 31, 1997:
        Allowance for doubtful receivables
           - trade                                 $   36               96               (98)                34
                                                   ======      ===========       ===========        ===========

Year ended December 31, 1996:
        Allowance for doubtful receivables
           - trade                                 $   34              121              (119)                36
                                                   ======      ===========       ===========        ===========

REPORT OF INDEPENDENT AUDITORS
The Board of Directors of Sprint Corporation and
Partners of Sprint Spectrum Holding Company, L.P.


We have audited the consolidated balance sheets of Sprint Spectrum Holding Company, L.P. and subsidiaries (the "Holdings") as of December 31, 1998 and 1997, and the related consolidated statements of operations and cash flows for the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule ("Schedule II"). These financial statements and
Schedule II are the responsibility of Partnership management. Our responsibility is to express an opinion on these consolidated financial statements and Schedule II based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sprint Spectrum Holding Company, L.P. and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for the three years ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion,
Schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP



Kansas City, Missouri
February 2, 1999

SPRINT SPECTRUM HOLDING COMPANY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions)

Years Ended December 31,                             1998          1997         1996
                                                  ----------    ----------    ---------
NET OPERATING REVENUES                            $  1,175.5    $    248.6    $     4.2
                                                  ----------    ----------    ---------

OPERATING EXPENSES
      Costs of services and products                 1,142.8         555.0         36.1
      Selling, general and administrative            1,334.9         696.9        312.7
      Depreciation                                     637.1         258.6          9.6
      Amortization                                      76.0          48.8          1.7
                                                  ----------    ----------    ---------
      Total operating expenses                       3,190.8       1,559.3        360.1
                                                  ----------    ----------    ---------

OPERATING LOSS                                      (2,015.3)     (1,310.7)      (355.9)

Interest expense                                      (469.6)       (121.9)        (0.3)
Minority interest                                      144.5           6.2         (0.2)
Equity in loss of unconsolidated partnerships           --          (168.9)       (96.9)
Other income, net                                       33.5          31.9         10.2
                                                  ----------    ----------    ---------

LOSS BEFORE EXTRAORDINARY ITEM                      (2,306.9)     (1,563.4)      (443.1)
Extraordinary item                                     (51.1)         --           --
                                                  ----------    ----------    ---------

NET LOSS                                          $ (2,358.0)   $ (1,563.4)   $  (443.1)
                                                  ==========    ==========    =========


          See accompanying Notes to Consolidated Financial Statements.

SPRINT SPECTRUM HOLDING COMPANY, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in millions)

December 31,                                                                               1998          1997
                                                                                        ----------    ----------
ASSETS
    Current assets
      Cash and equivalents                                                              $    123.5    $    117.2
      Accounts receivable, net of allowance for doubtful accounts of $21.0 and $9.0
         in 1998 and 1997, respectively                                                      280.5         113.5
      Receivable from affiliates                                                             147.6          96.3
      Inventories                                                                            113.2         101.4
      Prepaid expenses                                                                        31.2          28.4
                                                                                        ----------    ----------
      Total current assets                                                                   696.0         456.8

    Property, plant and equipment
      Buildings and leasehold improvements                                                   924.2         618.3
      Network equipment                                                                    3,371.4       2,265.2
      Construction work in progress                                                          864.1         632.9
      Other                                                                                  338.1         167.4
                                                                                        ----------    ----------
      Total property, plant and equipment                                                  5,497.8       3,683.8
      Accumulated depreciation                                                              (861.0)       (254.6)
                                                                                        ----------    ----------
      Net property, plant and equipment                                                    4,636.8       3,429.2

    Investment in unconsolidated partnership                                                  --           273.5

    Minority interest                                                                         --            56.7

    Intangibles
      PCS licenses                                                                         2,464.3       2,223.0
      Goodwill                                                                               381.6         125.6
      Microwave relocations                                                                  335.7         269.4
                                                                                        ----------    ----------
      Total intangibles                                                                    3,181.6       2,618.0
      Accumulated amortization                                                              (124.5)        (50.4)
                                                                                        ----------    ----------
      Net intangibles                                                                      3,057.1       2,567.6
    Other assets                                                                              45.8         113.2
                                                                                        ----------    ----------

    Total                                                                               $  8,435.7    $  6,897.0
                                                                                        ==========    ==========

LIABILITIES AND PARTNERS' CAPITAL
    Current liabilities
       Current maturities of long-term debt                                             $    119.4    $     34.6
       Accounts payable                                                                      539.2         416.0
       Construction obligations                                                              636.0         705.3
       Accrued expenses and other current liabilities                                        566.2         300.0
                                                                                        ----------    ----------
       Total current liabilities                                                           1,860.8       1,455.9
    Long-term debt                                                                         6,491.6       3,533.9
    Limited partner interest in consolidated subsidiary                                       34.0          13.7
    Other                                                                                     79.0          49.0
    Partners' capital and accumulated deficit
      Partners' capital                                                                    4,448.5       3,964.7
      Accumulated deficit                                                                 (4,478.2)     (2,120.2)
                                                                                        ----------    ----------
      Partners' capital and accumulated deficit                                              (29.7)      1,844.5
                                                                                        ----------    ----------

    Total                                                                               $  8,435.7    $  6,897.0
                                                                                        ==========    ==========


          See accompanying Notes to Consolidated Financial Statements.

SPRINT SPECTRUM HOLDING COMPANY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

Years Ended December 31,                                                           1998          1997          1996
                                                                                ----------    ----------     ---------
CASH FLOW FROM OPERATING ACTIVITIES:

Net loss                                                                        $ (2,358.0)   $ (1,563.4)    $  (443.1)
Adjustments to reconcile net loss to net cash provided by (used
   in) operating activities:
     Equity in losses of unconsolidated partnerships                                  --           168.9          96.9
     Minority interest                                                              (144.5)         (6.2)          0.2
     Extraordinary item                                                               51.1          --            --
     Depreciation and amortization                                                   712.1         307.9          11.3
     Amortization of debt discount and issuance costs                                 58.8          49.1          14.0
     Changes in assets and liabilities, net of effects of acquisitions:
       Accounts receivable, net                                                     (195.1)       (182.9)        (15.9)
       Inventories                                                                    (2.2)        (24.9)        (72.4)
       Prepaid expenses and other assets                                               4.7         (12.4)        (21.6)
       Accounts payable and other current liabilities                                219.8         361.5         946.7
       Other noncurrent liabilities                                                   29.9          37.6           9.5
                                                                                ----------    ----------     ---------
Net cash provided by (used in) operating activities                               (1,623.4)       (864.8)        525.6
                                                                                ----------    ----------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures                                                              (1,495.0)     (2,041.3)     (1,386.3)
Microwave relocation costs, net                                                      (46.8)       (116.3)       (135.8)
Purchase of APC, net of cash acquired                                                (28.9)         (6.8)         --
Purchase of Cox PCS, net of cash acquired                                            (28.3)         --            --
Investment in unconsolidated partnerships                                             --          (191.2)       (190.4)
Loan to unconsolidated partnership                                                    --          (111.4)       (232.0)
Payment received on loan to unconsolidated partnership                                --           246.7           5.9
                                                                                ----------    ----------     ---------
Net cash used in investing activities                                             (1,599.0)     (2,220.3)     (1,938.6)
                                                                                ----------    ----------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

Advances from partners                                                                --            --           167.8
Net borrowings under revolving credit facilities                                   1,253.6         605.0          --
Proceeds from issuance of long-term debt                                           1,358.6       1,763.0         674.2
Long-term borrowings from parent                                                   3,526.6          --            --
Payments on long-term debt                                                        (3,393.9)       (170.8)         --
Debt issuance costs                                                                   --           (20.0)        (71.8)
Partner capital contributions                                                        517.1         966.8         711.7
Return of capital                                                                    (33.3)        (11.7)         --
                                                                                ----------    ----------     ---------
Net cash provided by financing activities                                          3,228.7       3,132.3       1,481.9
                                                                                ----------    ----------     ---------

INCREASE IN CASH AND EQUIVALENTS                                                       6.3          47.2          68.9
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                            117.2          70.0           1.1
                                                                                ----------    ----------     ---------

CASH AND EQUIVALENTS, END OF PERIOD                                             $    123.5    $    117.2     $    70.0
                                                                                ==========    ==========     =========

Supplemental Disclosure of Cash Flow Information:
o    Interest paid, net of amount capitalized                                   $    264.8    $     35.6     $     0.3

Non-cash Investing and Financing Activities:
o Accrued interest of $154.2 million and $51.7 million related to vendor financing was converted to long-term debt during the years ended December 31, 1998 and 1997, respectively
o A PCS license covering the Omaha MTA and valued at $6.2 million was contributed to Holdings by Cox Communications during the year ended
     December 31, 1997


          See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL  STATEMENTS

--------------------------------------------------------------------------------
1.       ORGANIZATION
--------------------------------------------------------------------------------

SPRINT SPECTRUM HOLDING COMPANY, L.P.

Sprint Spectrum Holding Company, L.P. (Holdings) is the 99% general partner of, and is consolidated with, its subsidiaries, including NewTelco, L.P. (NewTelco) and Sprint Spectrum L.P., which, in turn, has several subsidiaries. Sprint Spectrum L.P.'s subsidiaries are Sprint Spectrum Equipment Company, L.P. (EquipmentCo), Sprint Spectrum Realty Company, L.P. (RealtyCo), Sprint Spectrum Finance Corporation (FinCo), and WirelessCo, L.P. (WirelessCo).

MinorCo, L.P. (MinorCo) holds the minority limited partnership interests of 1% in NewTelco, Sprint Spectrum L.P., EquipmentCo, RealtyCo, WirelessCo and 0.25% in American PCS, L.P. (APC) at December 31, 1998 and 1997.

The results of APC are consolidated from November 1997, the date the Federal Communications Commission ("FCC") approved Holdings as the new managing partner (Note 3). APC, through subsidiaries, owns a PCS license for and operates a broadband GSM (global system for mobile communications) in the Washington D.C./Baltimore Major Trading Area ("MTA"), and has launched a code division multiple access ("CDMA") overlay for its existing GSM PCS system. APC includes American PCS Communications, LLC, APC PCS, LLC, APC Realty and Equipment Company, LLC and American Personal Communications Holdings, Inc.

As discussed in Note 3, Holdings also became the managing partner of Cox Communications PCS, L.P. ("Cox PCS") in June 1998. Cox PCS results have been included in the consolidated statements of operations from January 1, 1998. Cox PCS, through subsidiaries, holds a PCS license for and operates a PCS system in the Los Angeles-San Diego-Las Vegas MTA. Cox PCS includes Cox PCS License, L.L.C., Cox PCS Assets, L.L.C., and PCS Leasing Co., L.P.


RESTRUCTURING AND REORGANIZATION

In November 1998, Sprint Corporation (Sprint) acquired the remaining ownership interests in Holdings. Sprint acquired these ownership interests from Tele-Communications, Inc., Comcast Corporation and Cox Communications, Inc. (the Cable Partners). The purchase of the Cable Partners' interests is referred to as the PCS Restructuring, which included the formation of the PCS Group. Sprint accounted for the transaction as a purchase. Purchase accounting was not "pushed down" to Holdings. PhillieCo, L.P. (PhillieCo) and SprintCom, Inc. (SprintCom) are affiliates of Holdings through common ownership, and provide PCS service in license areas not owned by Holdings.


SPRINT SPECTRUM HOLDING COMPANY, L.P. PARTNERSHIP AGREEMENT

Holdings was originally formed as a Delaware limited partnership on March 28, 1995, by Sprint Enterprises, L.P., TCI Spectrum Holdings, Inc., Cox Telephony Partnership and Comcast Telephony Services. The Partnership Agreement was amended concurrent with the PCS Restructuring discussed above. This amendment provided for the interests of the Cable Partners in Holdings to be acquired by wholly owned subsidiaries of Sprint.


EMERGENCE FROM DEVELOPMENT STAGE COMPANY

Prior to the third quarter of 1997, Holdings reported its operations as a development stage enterprise. Holdings has commenced service in all of the MTAs in which it owns a license. As a result, Holdings is no longer considered a development stage enterprise, and the consolidated balance sheets and statements of operations and cash flows are no longer presented in development stage format.

--------------------------------------------------------------------------------
2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

BASIS OF CONSOLIDATION

The assets, liabilities, results of operations and cash flows of entities in which Holdings has a controlling interest have been consolidated. All significant intercompany accounts and transactions have been eliminated.

Holdings' consolidated financial statements are prepared using generally accepted accounting principles. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on the results of operations or partners' capital as previously reported.


ALLOCATION OF SHARED SERVICES AND GROUP FINANCING

Sprint directly assigns, where possible, certain general and administrative costs to Holdings based on the actual use of those services. Where direct assignment of costs is not possible or practicable Sprint uses other methods to estimate the assignment of costs to Holdings.

Financing activities for Holdings are managed by Sprint on a centralized basis. Debt and the related interest expense incurred by Sprint and its subsidiaries on behalf of Holdings are specifically allocated to and reflected in these financial statements. Interest expense is allocated to Holdings based on an interest rate that is largely equal to the rate Holdings would be able to obtain from third parties as a direct or indirect wholly owned Sprint subsidiary, but without the benefit of any guaranty by Sprint.


MINORITY INTERESTS

In 1998, minority interest consisted primarily of Cox Pioneer Partnership's
(CPP) ownership in Cox PCS. Prior to 1998, minority interest primarily included losses attributable to American Personal Communications, II, L.P.
(APC II).


TRADEMARK AGREEMENT

Sprint owns various trademarks and service marks utilized by Holdings. Sprint expects to apply for and develop trademarks, service marks and patents for the benefit of Holdings in the ordinary course of business. Sprint(R) is a registered trademark of Sprint and Sprint PCS(SM) is a registered service mark of Sprint, both of which are utilized by Holdings on a royalty-free basis under trademark license agreements.


REVENUE RECOGNITION

Holdings recognizes operating revenues as services are rendered or as products are delivered to customers. Holdings records operating revenues net of an estimate for uncollectible accounts.


CASH AND EQUIVALENTS

Cash equivalents generally include highly liquid investments with original maturities of three months or less. They are stated at cost, which approximates market value.


INVENTORIES

Inventories are stated at the lower of cost (principally first-in, first-out method) or replacement value.


PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is recorded at cost. Generally, ordinary asset retirements and disposals are charged against accumulated depreciation with no gain or loss recognized. Property, plant and equipment is depreciated on a straight-line basis over estimated economic useful lives. Repair and maintenance costs are expensed as incurred.

CAPITALIZED INTEREST

Interest costs associated with the construction of capital assets incurred during the period of construction are capitalized. Capitalized interest totaled approximately $63 million in 1998, $99 million in 1997 and $31 million in 1996.


PCS LICENSES

Holdings acquired licenses from the Federal Communications Commission (FCC) to operate as a PCS service provider. These licenses are granted for up to 10-year terms with renewals for additional 10-year terms if license obligations are met. These licenses are recorded at cost and are amortized over 40 years when service begins in a specific geographic area. Accumulated amortization totaled approximately $104 million at year-end 1998 and $45 million at year-end 1997.


GOODWILL

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in business combinations accounted for as purchases. Goodwill is being amortized over 40 years using the straight-line method for Holdings. Accumulated amortization totaled $8 million at year-end 1998 and $0.4 million at year-end 1997.


MICROWAVE RELOCATIONS

Holdings has incurred costs related to microwave relocation in constructing the PCS network. Microwave relocation costs are being amortized over the remaining lives of the PCS licenses. Accumulated amortization for microwave relocation costs totaled approximately $13 million at year-end 1998 and $5 million at year-end 1997.


INCOME TAXES

Holdings has not provided for federal or state income taxes since such taxes are the responsibility of the Partners.


DERIVATIVE FINANCIAL INSTRUMENTS

Prior to the PCS Restructuring, derivative financial instruments (interest rate contracts) were utilized by APC to reduce interest rate risk. APC established a control environment which included risk assessment and management approval, reporting and monitoring of derivative financial instrument activities. APC did not hold or issue derivative financial instruments for trading purposes. At year-end 1998, no derivatives were outstanding.


COMPREHENSIVE INCOME

Holdings' total comprehensive loss for all periods presented did not differ from those amounts reported as net loss in the consolidated statements of operations.


MAJOR CUSTOMER

Holdings markets its products through multiple distribution channels, including its own retail stores as well as other retail outlets. Holdings' subscribers are dispersed throughout the United States. Equipment sales to one retail outlet, and service revenues generated by sales to its customers represented approximately 25% and 21% of net operating revenues in the consolidated statements of operations in 1998 and 1997, respectively.

--------------------------------------------------------------------------------
3.       INVESTMENTS IN PARTNERSHIPS
--------------------------------------------------------------------------------

APC - In September 1997, Holdings increased its ownership in APC to 58.3% through additional capital contributions of $30 million, and became the managing partner in November 1997. At the beginning of 1998, Holdings increased its ownership percentage to 99.75% of the partnership interests for approximately $30 million. APC II has been allocated approximately $7 million in losses in APC since November 1997. Prior to November 1997, APC II had been allocated approximately $50 million in losses in excess of its investment. At year-end 1997, these losses totaled $57 million and were recorded as minority interest in Holdings' consolidated balance sheet. This treatment reflects APC II's continued responsibility for funding its share of losses until January 1, 1998 when Holdings and MinorCo acquired the remaining interest in APC.

COX PCS - At year-end 1996, Holdings acquired a 49% limited partner interest in Cox PCS. CPP held a 50.5% general and a 0.5% limited partner interest and was the general and managing partner. Holdings increased its ownership in Cox PCS to 59.2% through an additional capital contribution of approximately $81 million and became managing partner upon FCC approval in June 1998. CPP's remaining ownership interest in Cox PCS is reflected as minority interest in the consolidated balance sheet and statements of operations. CPP has been allocated approximately $145 million in losses in Cox PCS since the date of acquisition. Under the partnership agreement, Cox has the right to require Holdings to purchase, under certain circumstances, all or part of CPP's interest in Cox PCS, which could involve significant cash requirements. Cox may require Holdings to acquire an additional 10.2% interest in Cox PCS per year through 2000. Beginning in 2001 through 2005, CPP may require Holdings to acquire up to all of its interest in Cox PCS. Cox has given Holdings notice to start the appraisal process related to a potential put of all or a portion of CPP's remaining partnership interest to Holdings.

The acquisition of APC was accounted for as a purchase and, accordingly, the operating results of APC have been consolidated since the acquisition. The acquisition of Cox PCS increasing ownership to 59.2% was also accounted for as a purchase. The operating results of Cox PCS have been consolidated since the beginning of 1998. In conjunction with the acquisitions liabilities assumed were (in millions):

                                                   APC          Cox PCS
                                              ------------    ------------
              Assets acquired...............  $        503    $        725
              Cash paid.....................           (30)            (81)
              Minority interest.............            50            (104)
                                              ------------    ------------

              Liabilities assumed...........  $        523    $        540
                                              ============    ============

The purchase price was allocated to the assets acquired and the liabilities assumed based on an estimate of fair value. The ultimate purchase price of Cox PCS may differ from the initial estimate. In connection with the above acquisitions, the excess of the purchase price over the fair value of the net assets acquired was accounted for as goodwill.

Prior to acquisition of controlling interest, Holdings' investments in APC and Cox PCS were accounted for under the equity method. Losses of APC and Cox PCS of approximately $61 million and $108 million, respectively, in 1997 and losses of APC of $97 million in 1996 are included in equity in losses of unconsolidated partnerships during the period prior to the acquisition of controlling interest.

Under the terms of the partnership agreement, CPP and Holdings are obligated to make additional capital contributions in an amount equal to such partner's percentage interest times the amount of additional capital contributions being requested. In 1998, Holdings completed its funding obligation to Cox PCS under the partnership agreement by contributing $34 million, including $33 million in interest that had accrued on the unfunded obligation. Holdings had previously contributed equity of approximately $180 million in 1997 and $168 million in 1996.

The following unaudited pro forma financial information assumes the acquisition of APC had occurred on January 1 of each year and the acquisition of Cox PCS had occurred on January 1, 1997. It also assumes that Holdings had owned 100% of each entity and consolidated their results in the Holdings' financial statements (in millions):


                                                     1997          1996
                                                   --------      --------
          Net sales                                $    392      $     76
          Net loss (before minority interest)        (1,747)         (553)

These proforma amounts are for comparative purposes only and do not necessarily represent what actual results of operations would have been, nor do they indicate the results of future operations.

--------------------------------------------------------------------------------
4.       EMPLOYEE BENEFIT PLANS
--------------------------------------------------------------------------------

DEFINED CONTRIBUTION AND PROFIT SHARING PLANS

Holdings sponsors a savings and retirement program (the "Savings Plan") for certain employees. Most permanent full-time, and certain part-time, employees are eligible to participate after one year of service or on their 35th birthday, whichever occurs first. The maximum contribution for any participant for any year is 16% of their pay. Holdings matches contributions equal to 50% of the contribution of each participant, up to the first 6% that the employee elects to contribute. Contributions to the Savings Plan are invested, at the participant's discretion, in several designated investment funds. Expense under the Savings Plan was $6 million in 1998, $5 million in 1997 and $1 million in 1996. Effective January 1999, Holdings' employees began making contributions to Sprint's defined contribution plan. The existing assets of the Savings Plan will be rolled over to Sprint's defined contribution plan in early 1999. Effective January 1999, Holdings' employees were also eligible to participate in Sprint's pension and postretirement plans.

The Cox PCS Savings and Investment Plan (the "Cox PCS Plan") was established effective July 1, 1997. Substantially all Cox PCS employees are eligible to participate in the Cox PCS Plan after completing one year of eligible service (as defined) and attaining age 21. Employees may make contributions to the Cox PCS Plan on a pretax basis pursuant to Section 401(k) of the Internal Revenue Code. Cox PCS makes matching contributions equal to 75% of the employee's contribution up to a maximum amount equal to 4.5% of the employee's annual compensation. Employee contributions vest immediately, and Cox PCS' matching contributions vest over three years of service. Expense under the Cox PCS Plan approximated $1 million in 1998. The Cox PCS Plan will be terminated in early 1999, and the existing assets will be rolled over to Sprint's defined contribution plan.


PROFIT SHARING (RETIREMENT) PLAN

Effective January, 1996, Holdings established a profit sharing plan for its employees. Employees are eligible to participate in the plan after completing one year of service. Profit sharing contributions are based on the compensation, age, and years of service of the employee. Profit sharing contributions are deposited into individual accounts of Holdings' retirement plan. Vesting occurs once a participant completes five years of service. Expense under the profit sharing plan approximated $3 million in 1998, $3 million in 1997 and $1 million in 1996. The existing assets of the profit sharing will be rolled over to Sprint's defined contribution plan in early 1999.


DEFERRED COMPENSATION PLAN FOR EXECUTIVES

Effective January, 1997, Holdings established a non-qualified deferred compensation plan which permits certain eligible executives to defer a portion of their compensation. The plan allows the participants to defer up to 80% of their base salary and up to 100% of their annual short-term incentive compensation. The deferred amounts earn interest at the prime rate. Payments will be made to participants upon retirement, disability, death or the expiration of the deferral election under the payment method selected by the participant. The deferred compensation plan will be terminated in early 1999, and participants will be eligible to participate in Sprint's deferred compensation plan.


LONG-TERM INCENTIVE PLAN

Holdings maintains a long-term incentive plan. Prior to the PCS Restructuring employees meeting certain eligibility requirements were included in Holdings' long-term incentive plan (LTIP). Under this plan, participants received appreciation units based on independent appraisals. The 1997 plan appreciation units vest 25% per year beginning on the first anniversary of the grant date and expire after 10 years. Under the 1996 plan, appreciation units vest 25% per year beginning two years after the grant date, and expire after 10 years. Holdings expensed $3 million in 1998, $18 million in 1997 and $10 million in 1996. In 1996, Holdings adopted the pro forma disclosure requirements under SFAS 123, "Accounting for Stock-Based Compensation." Holdings has continued to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." No significant difference would have resulted had SFAS 123 been applied.

After the PCS Restructuring, Sprint discontinued the LTIP plan. The appreciation units were replaced with PCS shares and options to buy PCS shares based on a formula designed to replace the appreciated value of the units at the beginning of July 1998. For vested units at year-end 1998, participants could elect to receive the appreciation in cash, or in shares and options. Most elected to receive shares and options. Sprint will issue the shares, and the options will become exercisable, based on the vesting requirements of the units those awards replaced.

SPRINT CORPORATION MANAGEMENT INCENTIVE STOCK OPTION PLAN AND STOCK OPTION PLAN

Effective January 1, 1999, employees are eligible to participate in Sprint's Management Incentive Stock Option Plan (MISOP) and the Sprint Corporation Stock Option Plan (SOP). Under the MISOP, Sprint may grant stock options to employees who are eligible to receive annual incentive compensation. Eligible employees are entitled to receive stock options in lieu of a portion of the target incentive under Sprint's management incentive plans. The options generally become exercisable on December 31 of the year granted and have a maximum term of 10 years. MISOP options are granted with exercise prices equal to the market price of Sprint's FON Group and PCS Group stock on the grant date.

Under the SOP, Sprint may grant stock options to officers and key employees. The options generally become exercisable at the rate of 25% per year, beginning one year from the grant date, and have a maximum term of 10 years. SOP options are granted with exercise prices equal to the market price of Sprint's FON Group and PCS Group stock on the grant date.


EMPLOYEE STOCK PURCHASE PLAN

Under Sprint's Employees Stock Purchase Plan (ESPP), employees may elect to purchase Sprint common stock at a price equal to 85% of the market value on the grant or exercise date, whichever is less.


--------------------------------------------------------------------------------
5.       LONG-TERM DEBT
--------------------------------------------------------------------------------

Long term debt consists of the following as of December 31, 1998 and 1997 (in millions):

                                           Maturing         1998         1997
                                        -------------   -----------   -----------
  Senior notes
       8.6% to 9.5% (1)                  2008 to 2028   $   3,346.6   $        --
       11.0% to 12.5% (2)                    2006             613.8         572.3

  Revolving credit facilities
       variable rates                    2005 to 2006       1,800.0         746.4

  Due to FCC at 7.75% (3)                    2001             265.2          90.4

  Vendor Financing                                               --       1,612.9

  Other
       2.3% to 14.4% (4)                 1998 to 2007         585.4         546.5
                                                        -----------    ----------

  Total Debt                                                6,611.0       3,568.5

  Less:  current maturities                                   119.4          34.6
                                                        -----------    ----------

  Long-term debt                                        $   6,491.6    $  3,533.9
                                                        -----------    ----------


(1) Holdings has notes payable to Sprint totaling $3.3 billion. See Note 2 for a more detailed description of Holdings and PCS Group financing.
(2) Balances are net of unamortized discounts of $136.2 million in 1998 and $177.7 million in 1997. Sprint holds approximately $133 million at year-end 1998 and $118 million at year-end 1997 of the Senior Discount Notes.
(3) Balances are net of unamortized discounts of $8.0 million in 1998 and $12.0 million in 1997.
(4) In 1998, Holdings received $180 million under grid notes from Sprint. These notes had a weighted average interest rate of 7.8% at year-end 1998 and mature in 2001.


Holdings' long-term debt maturities, during each of the next five years are as follows:

                 -----------------------------------------
                                       (in millions)
                       1999         $         119.4
                       2000                   126.4
                       2001                   354.6
                       2002                   301.1
                       2003                   462.1
                 -----------------------------------------

Revolving Credit Facilities

At year-end 1998, available revolving credit facilities with banks totaled $2.1 billion and Holdings had borrowed $1.8 billion at a weighted average interest rate of 5.8%. At year-end 1997, $746 million had been drawn under the revolving credit facilities at a weighted average interest rate of 8.4%. Availability will be reduced commencing January 2002 and expires in 2007. Borrowings under the term loans are included in Other debt and totaled $400 million with a weighted average interest rate of 7.7% at year-end 1998 and $300 million with a weighted average interest rate of 8.4% at year-end 1997.

Provisions of the credit facilities required the transfer of certain of Holdings' assets into special purpose subsidiaries to facilitate the collateralization of Holdings' assets.


SENIOR NOTES AND SENIOR DISCOUNT NOTES (THE NOTES)

On August 15, 2001, Holdings will be required to redeem an amount equal to $192 million in aggregate principal amount at maturity, assuming all of the Senior Discount Notes remain outstanding at such date. The Notes are redeemable at the option of Holdings, in whole or in part, at any time on or after August 15, 2001 at the stipulated redemption prices plus accrued and unpaid interest. Interest on the Senior Discount Notes is not payable prior to August 15, 2001.


VENDOR FINANCING

In 1996, Holdings entered into financing agreements with Northern Telecom, Inc. (Nortel) and Lucent Technologies, Inc. (Lucent and together with Nortel, the Vendors) for multiple drawdown term loan facilities totaling $1.3 billion and $1.8 billion, respectively. At year-end 1997, approximately $1.6 billion, including converted accrued interest of $52 million, had been borrowed at a weighted average interest rate of 9.0% under the vendor financing agreements. Amounts outstanding at year-end 1997 included $300 million that was syndicated to Sprint. In 1998, all borrowings under the Vendor Financing were repaid using long-term borrowings from Sprint.


OTHER

In 1998, Holdings redeemed, prior to scheduled maturities, $3.3 billion of debt with a weighted average interest rate of 8.3%. This resulted in a $51 million extraordinary loss. The debt was repaid with a portion of the long-term borrowings from Sprint.

Holdings has complied with all restrictive or financial covenants relating to its debt arrangements at year-end 1998.

Holdings' PCS licenses and property, plant and equipment totaling $4.4 billion is pledged as security for certain notes.

FAIR VALUE

The estimated fair value of Holdings' long-term debt was $6.8 billion at year-end 1998 and $3.6 billion at year-end 1997.

--------------------------------------------------------------------------------
6.       EQUITY
--------------------------------------------------------------------------------

Following is a reconciliation of Holdings' equity:


                               Partners'    Accumulated
                                Capital        Deficit       Total
                              ----------    -----------   ----------
                               (in millions)
Balance January 1, 1996       $  2,291.7    $    (113.7)  $  2,178.0

 Contributions of capital          711.7           --          711.7

Net loss                            --           (443.1)      (443.1)

                              ----------    -----------   ----------
Balance December 31, 1996        3,003.4         (556.8)     2,446.6

Contributions of capital           973.0           --          973.0

Net loss                            --         (1,563.4)    (1,563.4)

Return of capital                  (11.7)          --          (11.7)

                              ----------    -----------   ----------
Balance December 31, 1997        3,964.7       (2,120.2)     1,844.5

Contributions of capital           517.1           --          517.1

Net loss                            --         (2,358.0)    (2,358.0)

Return of capital                  (33.3)          --          (33.3)

                              ==========    ===========   ==========
Balance December 31, 1998     $  4,448.5    $  (4,478.2)  $    (29.7)
                              ==========    ===========   ==========


--------------------------------------------------------------------------------
7.       COMMITMENTS AND CONTINGENCIES
--------------------------------------------------------------------------------

LITIGATION, CLAIMS AND ASSESSMENTS

Various suits arising in the ordinary course of business are pending against Holdings. Holdings cannot predict the final outcome of these actions but believes they will not be material to its consolidated financial statements.


COMMITMENTS

In 1998 Holdings amended a procurement and services contract with a vendor for the engineering and construction of a PCS network. This contract provides for an initial term of three years with renewals for additional one-year periods. The minimum commitment for the initial term is $400 million. At year-end 1998, $257 million had been purchased under the commitment with remaining minimum commitment of $143 million.

In 1996 Holdings entered into a purchase and supply agreement with a vendor for the purchase of handsets and other equipment. The total purchase commitment must be satisfied by April 2000. Purchases under the commitment totaled $289 million in 1998 and $148 million in 1997. No purchases were made in 1996. At year-end 1998, remaining commitments totaled $163 million.

Holdings has an agreement with a vendor to provide PCS call record and retention services. Monthly rates per subscriber are variable based on overall subscriber volume. If subscriber fees are less than specified annual minimum charges, Holdings will be obligated to pay the difference between the amounts paid for processing fees and the annual minimum. Annual minimums range from $20 million to $60 million through 2001. The agreement extends through December 31, 2001, with two automatic, two-year renewal periods, unless terminated by Holdings. Holdings may terminate the agreement prior to the expiration date, but would be subject to specified termination penalties.

Holdings has a contract for consulting services. Under the terms of the agreement, consulting services will be provided at specified hourly rates for a minimum number of hours. Purchases under the contract totaled $38 million in 1998 and $20 million in 1997. The remaining commitment of $67 million must be satisfied by the end of June 2000.

OPERATING LEASES

Minimum rental commitments at year-end 1998 for all noncancelable operating leases, consisting mainly of leases for cell and switch sites and office space, are as follows:


                    --------------------------------------
                                             (in millions)
                    1999                       $  139.2
                    2000                          131.8
                    2001                           92.3
                    2002                           43.3
                    2003                           19.0
                    Thereafter                     56.7
                    --------------------------------------


Gross rental expense totaled $192 million in 1998, $125 million in 1997 and $25 million in 1996. The table excludes renewal options related to certain cell and switch site leases. These renewal options are generally for five-year terms and may be exercised from time to time.


--------------------------------------------------------------------------------
8.       RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

SPRINT

Sprint provides management, printing/mailing and warehousing services to Holdings. Charges to Holdings for these services totaled $25 million in 1998, $11 million in 1997, and $12 million in 1996.

Holdings has entered into agreements with Sprint for invoicing services, operator services, and switching equipment. Holdings is also using the long distance division of Sprint as its interexchange carrier. Charges to Holdings for these services totaled $125 million in 1998, $61 million in 1997 and $1 million in 1996.

Holdings makes payments for inventory and payroll for PhillieCo and SprintCom, resulting in receivables due from the affiliates. These receivables are reflected on the consolidated balance sheet.


APC

Holdings has an affiliation agreement with APC which provides for the reimbursement of certain allocable costs and payment of affiliation fees. In 1997, the reimbursement of allocable costs of approximately $14 million is included in selling, general and administrative expenses. There were no reimbursements recognized in 1996. Additionally, affiliation fees were recognized based on a percentage of APC's net revenues. In 1997, affiliation fees of $4 million were included in other income.


COX PCS

Holdings has entered into an affiliation agreement with Cox PCS which provides for the reimbursement of certain allocable costs and payment of affiliate fees. These costs totaled $20 million in 1997 and $7 million in 1996 and are netted against selling, general and administrative expenses in the accompanying consolidated statements of operations. Of these total allocated costs, approximately $2 million in 1997 and $7 million in 1996 were included in receivables from affiliates in the consolidated balance sheets. In addition, Holdings purchases certain equipment, such as handsets, on behalf of Cox PCS. Receivables from affiliates for handsets and related equipment were approximately $31 million in 1997 and $6 million in 1996.


PHILLIECO

Allocable costs of approximately $21 million in 1998 and $36 million in 1997 were allocated to PhillieCo and are included as a reduction of selling, general and administrative expenses in the accompanying consolidated statements of operations. Additionally, affiliation fees are recognized based on a percentage of PhillieCo's net revenues. Affiliation fees of $1 million in 1998 and $0.3 million in 1997 are included in other income in the accompanying consolidated statements of operations. The allocated costs and affiliate fees of $3 million in 1998 and $37 million in 1997 are included in receivable from affiliates. There were no such costs in 1996.

SPRINTCOM

In 1997 Holdings began building out the network infrastructure for SprintCom. These services include engineering, management, purchasing, accounting and other related services. Costs totaling $100 million in 1998 and $29 million in 1997 were allocated to SprintCom, and are included as a reduction of selling, general and administrative expenses in the accompanying consolidated statements of operations. Receivables from affiliates included $78 million at year-end 1998 and $14 million at year-end 1997.



--------------------------------------------------------------------------------
9.       QUARTERLY FINANCIAL DATA (Unaudited)
--------------------------------------------------------------------------------


                                                           Quarter
                                      --------------------------------------------------
1998                                     1st          2nd          3rd            4th
                                      ---------   ----------   ------------    ---------
                                                        (in millions)
Net operating revenues                $   197.2        256.0          311.8       410.5
Operating loss                           (435.3)      (471.0)        (506.9)     (602.1)
Loss before extraordinary items          (497.9)      (543.4)        (599.3)     (666.3)
Net loss                                 (497.9)      (543.4)        (599.3)     (717.4)


                                                           Quarter
                                      --------------------------------------------------
1997                                     1st          2nd             3rd          4th
                                      ---------   ----------   ------------    ---------
                                                        (in millions)
Net operating revenues                $     9.5   $    25.4    $       72.5    $  141.2
Operating loss                           (190.8)     (277.7)         (382.7)     (459.5)
Net Loss                                 (188.9)     (287.7)         (420.9)     (665.9)



                      SPRINT SPECTRUM HOLDING COMPANY, L.P.
          SCHEDULE II -- CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                          Additions
                                                  --------------------------
                                                                 Charged to                       Balance
                                    Beginning     Charged to        Other           Other          End of
                                     Balance        Income        Accounts        Deductions        Year
                                    ---------     ----------     -----------      ----------      --------
                                                                (in millions)
Allowance for doubtful accounts:
    1998                            $     9.0     $     76.7     $        --      $    (64.7)(1)  $   21.0

    1997                                  0.2           11.3              --            (2.5)(1)       9.0

    1996                                   --            0.2              --              --           0.2


(1)  Accounts written off, net of recoveries.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              TELE-COMMUNICATIONS, INC.

Dated:  March 15, 1999                       By  /s/  John C. Malone
                                               -------------------------------
                                                      John C. Malone
                                                      Chief Executive Officer

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

              Signature                                 Title                                    Date
              ---------                                 -----                                    ----

/s/    John C. Malone                           Chairman of the Board,                        March 15, 1999
--------------------------------------               Chief Executive
       John C. Malone                                Officer and Director



 /s/   Leo J. Hindery, Jr.                      Director, President and Chief                 March 15, 1999
--------------------------------------               Operating Officer
       Leo J. Hindery, Jr.



 /s/   John W. Gallivan                         Director                                      March 15, 1999
--------------------------------------
       John W. Gallivan



 /s/   Jerome H. Kern                           Director                                      March 15, 1999
--------------------------------------
       Jerome H. Kern


 /s/   Paul A. Gould                            Director                                      March 15, 1999
--------------------------------------
       Paul A. Gould



 /s/   Stephen M. Brett                         Executive Vice President,                     March 15, 1999
--------------------------------------               General Counsel and Secretary
       Stephen M. Brett



 /s/   Bernard W. Schotters                     Senior Vice President and                     March 15, 1999
--------------------------------------               Treasurer (Principal Financial
       Bernard W. Schotters                          Officer)




 /s/   Ann M. Koets                             Executive Vice President                      March 15, 1999
--------------------------------------               Finance and Accounting
       Ann M. Koets                                  TCI Communications, Inc.
                                                     (Principal Accounting Officer)


                                 EXHIBIT INDEX

Exhibit No.                       Description
-----------                       -----------
      3.1     The Restated Certificate of Incorporation, dated March 9, 1999

      3.2     The Bylaws effective as of March 9, 1999.

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

                                 EXHIBIT INDEX

Exhibit No.                       Description
-----------                       -----------
     10.8     Consulting Agreement, dated as of January 1, 1996, between Tele-Communications, Inc. and Donne F.
                  Fisher.
                     Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

     10.9     Consulting Agreement, dated as March 11, 1995, between Tele-Communications, Inc. and J.C. Sparkman.
                     Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (Commission File No. 0-20421).

     10.10    Deferred Compensation Plan for Non-Employee Directors, effective on November 1, 1992.*
                     Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, as amended by Form 10-K/A for the year ended December 31, 1992
                         (Commission File No. 0-5550).

     10.11    Form of Consulting Agreement, dated as of March 8, 1999, between the Company and Larry E. Romrell *

     10.12    Employment Agreement, dated as of June 1, 1998, between the Company and Stephen M. Brett *
                     Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q as amended by Form 10-Q/A, for the quarterly period ended June 30, 1998 (Commission File No.
                         0-20421).

     10.13    Employment Agreement, dated as of June 23, 1998, between the Company and Leo J. Hindery, Jr. *
                     Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q as amended by Form 10-Q/A, for the quarterly period ended June 30, 1998 (Commission File No.
                         0-20421).

     10.14    Form of 1992 Non-Qualified Stock Option and Stock Appreciation Rights Agreement.*
                     Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, as amended by Form 10-K/A for the year ended December 31, 1993
                         (Commission File No. 0-5550).

     10.15    Form of 1993 Non-Qualified Stock Option and Stock Appreciation Rights Agreement.*
                     Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, as amended by Form 10-K/A for the year ended December 31, 1993
                         (Commission File No. 0-5550).

     10.16    Non-Qualified Stock Option and Stock Appreciation Rights Agreement, dated as of November 12, 1993,
                  by and between Tele-Communications, Inc. and Jerome   H. Kern.*
                     Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, as amended by Form 10-K/A for the year ended December 31, 1993
                         (Commission File No. 0-5550).

                                 EXHIBIT INDEX

Exhibit No.                       Description
-----------                       -----------
     10.17    Form of Assumption and Amended and Restated Stock Option Agreement between the Company, Liberty
                  Media Corporation and grantee relating to stock appreciation rights granted pursuant to letter dated September 17, 1991.*
                     Incorporated herein by reference to the Company's Post Effective Amendment No. 1 to Form S-4
                         Registration Statement on Form S-8 Registration Statement (Commission File No. 33-54263).

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

     10.19    Assumption and Amended and Restated Stock Option Agreement between the Company, TCI/Liberty Holding
                  Company and a director of Tele-Communications, Inc. relating to assumption of options and related stock appreciation rights granted outside of an employee benefit plan pursuant to
                  Tele-Communications, Inc.'s 1993 Non-Qualified Stock Option and Stock Appreciation Rights
                  Agreement.*
                     Incorporated herein by reference to the Company's Post Effective Amendment No. 1 to Form S-4
                         Registration Statement on Form S-8 Registration Statement (Commission File No. 33-54263).

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

     10.21    Form of letter dated September 17, 1991 from Liberty Media Corporation to grantee relating to grant of stock appreciation rights.*
                     Incorporated herein by reference to the Company's Post Effective Amendment No. 1 to Form S-4
                         Registration Statement on Form S-8 Registration Statement (Commission File No. 33-54263).

     10.22    Form of letter dated July 26, 1993 from Liberty Media Corporation to grantee relating to grant of options and stock appreciation rights.*
                     Incorporated by reference to Tele-Communications, Inc.'s Post Effective Amendment No. 1 to
                         Form S-4 Registration Statement on Form S-8 Registration Statement (Commission File No.
                         33-54263).

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

                                 EXHIBIT INDEX

Exhibit No.                       Description
-----------                       -----------
     10.24    Form of Indemnification Agreement.*
                     Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, as amended by Form 10-K/A for the year ended December 31, 1993
                         (Commission File No. 0-5550).

     10.25    Form of 1994 Non-Qualified Stock Option and Stock Appreciation Rights Agreement.*
                     Incorporated herein by reference to the Company's Annual Report on Form 10-K dated December
                         31, 1994, as amended by Form 10-K/A (Commission File No. 0-20421).

     10.26    TCI 401(k) Stock Plan, restated effective January 1, 1998.*
                     Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as amended by Form 10-K/A (Commission File No. 0-20421).

     10.27    Form of Restricted Stock Award Agreement for 1995 Award of Series A TCI Group Restricted Stock
                  pursuant to the Tele-Communications, Inc. 1994 Stock Incentive Plan.*
                     Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

     10.28    Form of Restricted Stock Award Agreement for 1995 Award of Series A Liberty Media Group Restricted
                  Stock pursuant to the Tele-Communications, Inc. 1994 Stock Incentive Plan.*
                     Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

     10.29    Form of Non-Qualified Stock Option and Stock Appreciation Rights Agreement for 1995 Grant of
                  Options with tandem stock appreciation rights to purchase Series A TCI Group common stock pursuant to the Tele-Communications, Inc. 1994 Stock Incentive Plan.*
                     Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

     10.30    Form of Non-Qualified Stock Option and Stock Appreciation Rights Agreement for 1995 Grant of
                  Options with tandem stock appreciation rights to purchase Series A Liberty Media Group common stock pursuant to the Tele-Communications, Inc. 1994 Stock Incentive Plan.*
                     Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

     10.31    Form of Non-Qualified Stock Option and Stock Appreciation Rights Agreement for 1995 Grant of
                  Options with tandem stock appreciation rights to purchase Series A TCI Group common stock pursuant to the Tele-Communications, Inc. 1995 Stock Incentive Plan.*
                     Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

                                 EXHIBIT INDEX

Exhibit No.                       Description
-----------                       -----------
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

     10.35    Form of Non-Qualified Stock Option and Stock Appreciation Rights Agreement for 1997 Grant of
                  Options with tandem stock appreciation rights to purchase Series A TCI Group common stock pursuant to the Tele-Communications, Inc. 1996 Stock Incentive Plan. *
                     Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as amended by Form 10-K/A (Commission File No. 0-20421).

     10.36    Form of Non-Qualified Stock Option and Stock Appreciation Rights Agreement for 1997 Grant of
                  Options with tandem stock appreciation rights to purchase Series A TCI Ventures Group common stock pursuant to the Tele-Communications, Inc. 1996 Stock Incentive Plan. *
                     Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as amended by Form 10-K/A (Commission File No. 0-20421).

     10.37    Form of Non-Qualified Stock Option and Stock Appreciation Rights Agreement for 1997 Grant of
                  Options with tandem stock appreciation rights to purchase Series A Liberty Media Group common stock pursuant to the Tele-Communications, Inc. 1996 Stock Incentive Plan. *
                     Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as amended by Form 10-K/A (Commission File No. 0-20421).

     10.38    Form of Restricted Stock Award Agreement for 1997 Award of Series A TCI Group Restricted Stock
                  pursuant to the Tele-Communications, Inc. 1996 Incentive Plan.*
                     Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as amended by Form 10-K/A (Commission File No. 0-20421).

                                 EXHIBIT INDEX

Exhibit No.                       Description
-----------                       -----------
     10.39    Form of Restricted Stock Award Agreement for 1997 Award of Series A TCI Ventures Group Restricted
                  Stock pursuant to the Tele-Communications, Inc. 1996 Incentive Plan.*
                     Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as amended by Form 10-K/A (Commission File No. 0-20421).

     10.40    Form of 1998 Incentive Plan of Tele-Communications, Inc., effective December 16, 1997*
                     Incorporated herein by reference to the Company's Definitive Proxy Statement on Schedule
                         14A, dated April 30, 1998 (Commission File No. 0-20421).

     10.41    Form of Non-Qualified Stock Option and Stock Appreciation Rights Agreement, dated June 16, 1998, of
                  Tele-Communications, Inc., TCI Group Series A Common Stock, pursuant to the
                  Tele-Communications, Inc., 1998 Incentive Plan. *

     10.42    Form of Restricted Stock Award Agreement, dated June 23, 1998, of Tele-Communications, Inc., TCI
                  Group Series A Common Stock, pursuant to the Tele-Communications, Inc., 1998 Incentive Plan. *

     10.43    Form of Restricted Stock Award Agreement, dated November 15, 1998, of Tele-Communications, Inc.,
                  TCI Group Series A Common Stock, pursuant to the Tele-Communications, Inc., 1998 Incentive
                  Plan. *

     10.44    Form of Restricted Stock Award Agreement, dated December 10, 1998, of Tele-Communications, Inc.,
                  TCI Group Series A Common Stock, pursuant to the Tele-Communications, Inc., 1998 Incentive
                  Plan. *

     10.45    Form of Non-Qualified Stock Option and Stock Appreciation Rights Agreement, dated March 1, 1999, of
                  Tele-Communications, Inc., TCI Group Series A Common Stock pursuant to the Tele-Communications,
                  Inc., 1998 Incentive Plan. *

     10.46    Form of Restricted Stock Award Agreement, dated March 1, 1999, of Tele-Communications, Inc., TCI
                  Group Series A Common Stock pursuant to the Tele-Communications, Inc., 1998 Incentive Plan. *

     10.47    Form of Amendment to Agreement, dated March 1, 1999, to the Non-Qualified Stock Option and Stock
                  Appreciation Rights Agreement, dated July 23, 1997, pertaining to shares of
                  Tele-Communications, Inc., TCI Group Series A Common Stock.*

     10.48    Form of Amendment to Agreement, dated March 1, 1999, to the Non-Qualified Stock Option and Stock
                  Appreciation Rights Agreement, dated July 23, 1997, pertaining to shares of
                  Tele-Communications, Inc. Liberty Media Group Series A Common Stock. *

     10.49    Form of Amendment to Agreement, dated March 1, 1999, to the Non-Qualified Stock Option and Stock
                  Appreciation Rights Agreement, dated July 23, 1997, pertaining to shares of
                  Tele-Communications, Inc., TCI Ventures Group Series A Common Stock. *

     10.50    Form of Amendment to Agreement, dated March 1, 1999, to the Non-Qualified Stock Option and Stock
                  Appreciation Rights Agreement, dated May 14, 1997, pertaining to shares of Tele-Communications,
                  Inc., TCI Group Series A Common Stock. *

                                 EXHIBIT INDEX

Exhibit No.                       Description
-----------                       -----------
     10.51    Form of Amendment to Agreement, dated March 1, 1999, to the Non-Qualified Stock Option and Stock
                  Appreciation Rights Agreement, dated May 14, 1997, pertaining to shares of Tele-Communications,
                  Inc., TCI Ventures Group Series A Common Stock. *

     10.52    The Tele-Communications International, Inc. 1995 Stock Incentive Plan.*
                     Incorporated herein by reference to Tele-Communications International, Inc. Registration
                         Statement on Form S-1 (Commission File No. 33-91876).

     10.53    Form of Restricted Stock Award Agreement for 1995 Award of Series A Tele-Communications
                  International, Inc. Restricted Stock pursuant to the Tele-Communications International, Inc.
                  1995 Stock Incentive Plan.
                     Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

     10.54    Form of Non-Qualified Stock Option and Stock Appreciation Rights Agreement for 1995 Grant of
                  Options with tandem stock appreciation rights to purchase Series A Tele-Communications
                  International, Inc. common stock pursuant to the Tele-Communications International, Inc. 1995
                  Stock Incentive Plan.*
                     Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

     10.55    Form of Non-Qualified Stock Option and Stock Appreciation Rights Agreement for 1995 Grant of
                  Options with tandem stock appreciation rights to purchase Series A Tele-Communications
                  International, Inc. common stock.*
                     Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

     10.56    Form of Non-Qualified Stock Option and Stock Appreciation Rights Agreement for 1997 Grant of
                  Options with tandem stock appreciation rights to purchase Series A Tele-Communications
                  International, Inc. common stock pursuant to the Tele-Communications International, Inc. 1995
                  Stock Incentive Plan.*
                     Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as amended by Form 10-K/A (Commission File No. 0-20421).

     10.57    Form of Restricted Stock Award Agreement for 1997 Award of Series A Tele-Communications
                  International, Inc. Restricted Stock pursuant to the Tele-Communications International. Inc.
                  1995 Stock Incentive Plan.*
                     Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as amended by Form 10-K/A (Commission File No. 0-20421).

     10.58    Form of Stock Appreciation Rights Agreement made as of the 1st day of December, 1996, by and among
                  TCI Wireless Holdings, Inc., Grantee, TCI Telephony Services, Inc. and Tele-Communications,
                  Inc.*
                     Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as amended by Form 10-K/A (Commission File No. 0-20421).

                                 EXHIBIT INDEX

Exhibit No.                       Description
-----------                       -----------
     10.59    Form of Stock Appreciation Rights Agreement made as of the 1st day of December, 1996, by and among
                  TCI Teleport Holdings, Inc., Grantee, TCI Telephony Services, Inc. and Tele-Communications,
                  Inc.*
                     Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as amended by Form 10-K/A (Commission File No. 0-20421).

     10.60    Form of Amended and Restated Option Agreement made as of the 1st day of December, 1996, by and among TCI Wireline, Inc., Grantee and Tele-Communications, Inc.*
                     Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as amended by Form 10-K/A (Commission File No. 0-20421).

     10.61    Form of Option to Purchase Common Stock Agreement made as of the 1st day of December, 1996, by and among TCI.Net, Inc., Grantee and Tele-Communications, Inc.*
                     Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as amended by Form 10-K/A (Commission File No. 0-20421).

     10.62    Form of Amended and Restated Stock Appreciation Right Agreement made as of the 8th day of March,
                  1999, by and among TCI Internet Services, Inc., Tele-Communications, Inc. and Larry E. Romrell.*

     10.63    Form of Amended and Restated Stock Appreciation Right Agreement made as of the 8th day of March,
                  1999, by and among TCI Internet Services, Inc., Tele-Communications, Inc. and Bruce W. Ravenel.*

     10.64    Form of Agreement, dated February 19, 1999, between the Company, TCI.Net, Inc. ("TCI.NET"), TCI
                  Internet Services, Inc. ("Internet") and Larry E. Romrell relating to the share repurchase and option cancellation under an Option to Purchase Common Stock Agreement, dated December 31,
                  1996, and an amendment to a Stock Appreciation Rights Agreement, dated December 1, 1996. *

     10.65    Form of Agreement, dated February 19, 1999, between the Company, TCI.Net, TCI Internet and Brendan
                  Clouston relating to the share repurchase and option cancellation under an Option to Purchase
                  Common Stock Agreement, dated December 31, 1996, and an amendment to a Stock Appreciation
                  Rights Agreement, dated December 1, 1996. *

     10.66    Form of Agreement, dated February 19, 1999, between the Company, TCI.Net, TCI Internet ") and Bruce
                  W. Ravenel relating to share repurchase and option cancellation under an Option to Purchase
                  Common Stock Agreement, dated December 31, 1996, and an amendment to a Stock Appreciation
                  Rights Agreement, dated December 1, 1996. *

     10.67    Form of Agreement, dated February 19, 1999, between the Company, TCI Wireline, Inc., TCI Teleport
                  Holdings, Inc., TCI Telephony Services, Inc., and Brendan Clouston related to share repurchase and option cancellation under an Amended and Restated Option Agreement, dated December 1, 1996, and an amendment to a Stock Appreciation Rights Agreement, dated December 1, 1996. *

                                 EXHIBIT INDEX

Exhibit No.                       Description
-----------                       -----------
     10.68    InterMedia Capital Management, L.P. Agreement of Limited Partnership, dated as of June 10, 1997 and effective as of May 22, 1997, by and between InterMedia Management, Inc., Leo J. Hindery, Jr.
                  and TCI ICM I, Inc.
                     Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as amended by Form 10-K/A (Commission File No. 0-20421).

     10.69    InterMedia Capital Management III, L.P. Amended and Restated Agreement of Limited Partnership,
                  dated as of June 10, 1997, by and among Leo J. Hindery, Jr., InterMedia Management, Inc. and
                  TCI ICM III, Inc.
                     Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as amended by Form 10-K/A (Commission File No. 0-20421).

     10.70    InterMedia Capital Management IV, L.P. Amended and Restated Agreement of Limited Partnership, dated as of August 5, 1997, by and between InterMedia Management, Inc., TCI ICM IV, Inc. and Leo J.
                  Hindery, Jr.
                     Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as amended by Form 10-K/A (Commission File No. 0-20421).

     10.71    Amended and Restated Contribution and Merger Agreement, dated as of June 6, 1997, among TCI
                  Communications, Inc., Cablevision Systems Corporation, CSC Parent Corporation and CSC Merger
                  Corporation.
              Stockholders Agreement dated as of March 4, 1998, by and among Cablevision Systems Corporation,
                  Tele-Communications, Inc. and the Class B Entities (as defined therein)
                      Incorporated herein by reference to the Company's Current Report on Form 8-K, dated March
                           6, 1998 (Commission File No. 0-20421).

     10.72    Amended and Restated Asset Contribution Agreement, dated September 25, 1997, by and among Fisher
                  Communications Associates, L.L.C. and Tempo Cable, Inc., Communications Services, Inc., TCI
                  Cablevision of Oklahoma, Inc., TCI of Kansas, Inc., Wentronics, Inc., TCI Cablevision of Utah,
                  Inc., TCI Cablevision of Arizona, Inc., Tulsa Cable Television, Inc. and TCI American Cable
                  Holdings III, L.P. and Peak Cablevision, LLC.
                     Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as amended by Form 10-K/A (Commission File No. 0-20421).

     10.73    Amended and Restated Operating Agreement of Peak Cablevision, LLC, made as of September 25, 1997, by TCI American Cable Holdings III, L.P. and Fisher Communications Associates, L.L.C.
                     Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as amended by Form 10-K/A (Commission File No. 0-20421).

     10.74    Promissory Note, dated January 15, 1998, between Fisher Communications Associates, L.L.C. and ECP
                  Holdings, Inc.
                     Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as amended by Form 10-K/A (Commission File No. 0-20421).

     10.75    Promissory Note, dated January 15, 1998, between Fisher Communications Associates, L.L.C. and
                  American Televentures of Minersville, Inc.
                     Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as amended by Form 10-K/A (Commission File No. 0-20421).

                                 EXHIBIT INDEX

Exhibit No.                       Description
-----------                       -----------
     10.76    Promissory Note, dated January 15, 1998, between Fisher Communications Associates, L.L.C. and TCI
                  Cablevision of Utah, Inc.
                     Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as amended by Form 10-K/A (Commission File No. 0-20421).

     10.77    Promissory Note, dated January 15, 1998, between Fisher Communications Associates, L.L.C. and Tempo
                  Cable, Inc.
                     Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as amended by Form 10-K/A (Commission File No. 0-20421).

     10.78    Promissory Note, dated January 15, 1998, between Fisher Communications Associates, L.L.C. and TCI
                  Cablevision of Nevada, Inc.
                     Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as amended by Form 10-K/A (Commission File No. 0-20421).

     10.79    Agreement and Plan of Restructuring and Merger among AT&T Corp., Italy Merger Corp. and
                  Tele-Communications, Inc. dated as of June 23, 1998.
                     Incorporated herein by reference to the Company's Current Report on Form 8-K, dated July 1,
                         1998 (Commission File No. 0-20421). (1)

     10.80    Agreement and Plan of Merger dated August 24, 1998, among Tele-Communications, Inc., Liberty Group
                  Acquisition Co. and Tele-Communications International, Inc.
                     Incorporated herein by reference to Amendment No. 1 of the Company's Registration Statement
                         on Form S-4 (Commission File No. 333-64297).

     10.81    TCIC Merger Agreement, dated January 12, 1999, among the Company and TCI Communications, Inc.
                     Incorporated herein by reference to the Company's Current Report on Form 8-K, dated March
                         11, 1999 (Commission File No. 020421).

     16.1     Letter, dated March 9, 1999, from KPMG LLP
                     Incorporated herein by reference to the Company's Current Report on Form 8-K, dated March
                         11, 1999.

     21       Subsidiaries of Tele-Communications, Inc.


     23.1     Consent of KPMG LLP.

     23.2     Consent of Deloitte & Touche LLP.

     27       Financial data schedule


*Constitutes management contract or compensatory arrangement.

(1) Certain exhibits to agreement have been omitted. A copy of any omitted exhibit or schedule will be furnished supplementally to the Commission upon request.