Form 10-Q
period 1999-03-31
TELE COMMUNICATIONS INC /CO/
filed 1999-05-17
CIK 925692

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                  F O R M 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to _____


Commission File Number 0-20421


                           TELE-COMMUNICATIONS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


       State of Delaware                                  84-1260157
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


             9197 S. Peoria
           Englewood, Colorado                              80112
----------------------------------------                  ----------
(Address of principal executive offices)                  (Zip Code)


      Registrant's telephone number, including area code:  (720) 875-4000


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---     ---

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES
                              (see notes 1 and 2)

                          Consolidated Balance Sheets
                                  (unaudited)

                                                       New TCI      Old TCI
                                                      --------    ------------
                                                      March 31,   December 31,
                                                        1999         1998
                                                      ---------   ------------
Assets                                                  amounts in millions

Cash and cash equivalents                             $   401   |     419
                                                                |
Restricted cash (note 4)                                   54   |     185
                                                                |
Trade and other receivables, net                          449   |     593
                                                                |
Prepaid and committed program rights                       --   |     263
                                                                |
Investment in Liberty Media Group and related                   |
    receivables (note 5)                               34,532   |      --
                                                                |
Investments in affiliates other than Liberty Media              |
    Group (the "Other Affiliates"), accounted for               |
    under the equity method, and related                        |
    receivables (notes 6 and 12)                        8,120   |   4,765
                                                                |
Investment in Time Warner, Inc. ("Time Warner")            40   |   7,118
                                                                |
Investment in AT&T Corp. ("AT&T") (notes 2 and 11)         --   |   3,556
                                                                |
Investment in Sprint Corporation ("Sprint")                --   |   2,446
                                                                |
Property and equipment, at cost:                                |
    Land                                                  127   |      63
    Distribution systems                                5,218   |  10,107
    Support equipment and buildings                     1,008   |   1,769
                                                      -------   |  ------
                                                        6,353   |  11,939
    Less accumulated depreciation                          74   |   4,786
                                                      -------   |  ------
                                                        6,279   |   7,153
                                                      -------   |  ------
                                                                |
Intangible assets                                      25,329   |  15,782
    Less accumulated amortization                          77   |   2,723
                                                      -------   |  ------
                                                       25,252   |  13,059
                                                      -------   |  ------
                                                                |
Other assets, net of accumulated amortization           1,952   |   2,294
                                                      -------   |  ------
                                                                |
                                                      $77,079   |  41,851
                                                      =======   |  ======

                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES
                              (see notes 1 and 2)

                     Consolidated Balance Sheets, continued
                                  (unaudited)

                                                                            New TCI       Old TCI
                                                                           ---------    ------------
                                                                           March 31,    December 31,
                                                                             1999          1998
                                                                           ---------    ------------
Liabilities and Stockholders' Equity                                         amounts in millions

Accounts payable                                                            $    305  |      229
                                                                                      |
Accrued interest                                                                 141  |      253
                                                                                      |
Accrued programming expense                                                      272  |      471
                                                                                      |
Other accrued expenses                                                           813  |    1,128
                                                                                      |
Debt (notes 2 and 8):                                                                 |
    Due to unaffiliated parties                                               10,560  |   14,052
    Notes payable to AT&T (including $19 million of accrued                           |
       interest in 1999)                                                       6,386  |       --
                                                                                      |
Deferred income taxes                                                          4,670  |    9,749
                                                                                      |
Other liabilities                                                              1,226  |    1,819
                                                                            --------  |  -------
                                                                                      |
    Total liabilities                                                         24,373  |   27,701
                                                                            --------  |  -------
                                                                                      |
Minority interests in equity of consolidated subsidiaries                      2,647  |    1,460
                                                                                      |
Redeemable securities (note 2):                                                       |
    Preferred stock                                                               --  |      300
    Common stock                                                                  --  |       22
                                                                                      |
Company-obligated mandatorily redeemable preferred securities of                      |
    subsidiary trusts ("Trust Preferred Securities") holding                          |
    solely subordinated debt securities (note 9)                               1,660  |    1,500
                                                                                      |
Stockholders' equity (notes 2 and 10):                                                |
    Series Preferred Stock, $.01 par value                                        --  |       --
    Class B 6% Cumulative Redeemable Exchangeable Junior Preferred                    |
       Stock, $.01 par value                                                      --  |       --
    Common stock, $.01 par value.  Authorized 3,550,000,000 shares;                   |
       issued 1,327,985,000 shares in 1999                                        13  |       --
    Common stock, $1 par value:                                                       |
       Series A TCI Group. Authorized 1,750,000,000 shares; issued                    |
          610,748,188 shares in 1998                                              --  |      611
       Series B TCI Group. Authorized 150,000,000 shares; issued                      |
          73,929,229 shares in 1998                                               --  |       74
       Series A Liberty Media Group.  Authorized 750,000,000 shares;                  |
          issued 367,890,546 shares in 1998                                       --  |      368
       Series B Liberty Media Group.  Authorized 75,000,000 shares;                   |
          issued 35,198,156 shares in 1998                                        --  |       35
       Series A TCI Ventures Group. Authorized 750,000,000 shares;                    |
          issued 377,253,230 shares in 1998                                       --  |      377
       Series B TCI Ventures Group. Authorized 75,000,000 shares; issued              |
          45,750,534 shares in 1998                                               --  |       46
    Additional paid-in capital                                                52,220  |     5,987
    Accumulated other comprehensive earnings, net of taxes                       924  |    3,749
    Retained earnings (accumulated deficit)                                     (740) |    1,124
                                                                            --------  |  -------
                                                                              52,417  |   12,371
                                                                                      |
    Investment in AT&T (notes 2 and 11)                                       (4,018) |       --
    Treasury stock and common stock held by subsidiaries, at cost                 --  |   (1,503)
                                                                            --------  |  -------
                                                                                      |
          Total stockholders' equity                                          48,399  |   10,868
                                                                            --------  |  -------
Commitments and contingencies (notes 14 and 15)                                       |
                                                                            $ 77,079  |    41,851
                                                                            ========  |  =======

See accompanying notes to consolidated financial statements.

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES
                              (see notes 1 and 2)


                     Consolidated Statements of Operations
                                  (unaudited)


                                                               New TCI                 Old TCI
                                                           --------------  ----------------------------------
                                                              One month       Two months        Three months
                                                                ended           ended              ended
                                                           March 31, 1999  February 28, 1999   March 31, 1998
                                                           --------------  -----------------   --------------
                                                                          amounts in millions,
                                                                       except per share amounts
Revenue                                                         $   483    |     1,145              1,890
                                                                           |
Operating costs and expenses:                                              |
   Operating (note 11)                                              188    |       467                748
   Selling, general and administrative                              117    |       311                437
   Year 2000 costs                                                    6    |        11                 --
   AT&T merger costs                                                 --    |        65                 --
   Stock compensation                                               (45)   |       366                229
   Write-off of in-process research and development                        |
      costs (note 2)                                                594    |        --                 --
   Depreciation and amortization                                    167    |       277                434
                                                                -------    |    ------             ------
                                                                  1,027    |     1,497              1,848
                                                                -------    |    ------             ------
                                                                           |
         Operating income (loss)                                   (544)   |      (352)                42
                                                                           |
Other income (expense):                                                    |
   Interest expense:                                                       |
      Unaffiliated parties                                          (50)   |      (161)              (284)
      AT&T (notes 2 and 8)                                          (19)   |        --                 --
   Interest and dividend income                                       3    |        13                 21
   Share of losses of Liberty Media Group (note 5)                  (58)   |        --                 --
   Share of losses of the Other Affiliates, net (note 6)            (77)   |      (161)              (238)
   Minority interests in earnings of consolidated                          |
      subsidiaries, net (note 9)                                    (15)   |       (26)               (30)
   Gains on issuance of equity interests by                                |
      subsidiaries (note 7)                                          --    |       389                 38
   Gains on disposition of assets, net (note 7)                      10    |       144              1,063
   Other, net                                                        (5)   |        (3)               (10)
                                                                -------    |    ------             ------
                                                                   (211)   |       195                560
                                                                -------    |    ------             ------
                                                                           |
      Earnings (loss) before income taxes and                              |
         extraordinary loss                                        (755)   |      (157)               602
                                                                           |
Income tax benefit (expense)                                         15    |      (119)              (246)
                                                                -------    |    ------             ------
                                                                           |
      Earnings (loss) before extraordinary loss                    (740)   |      (276)               356
                                                                           |
Extraordinary loss (net of income tax benefit of $3                        |
   million and $6 million, respectively) (note 8)                    --    |        (5)               (10)
                                                                -------    |    ------             ------
                                                                           |
      Net earnings (loss)                                       $  (740)   |      (281)               346
                                                                =======    |
                                                                           |
Dividend requirements on preferred stocks                                  |        (4)               (11)
                                                                           |    ------             ------
                                                                           |
      Net earnings (loss) attributable to common                           |
         stockholders                                                      |      (285)               335
                                                                           |    ======             ======

                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES
                              (see notes 1 and 2)

                Consolidated Statements of Operations, continued
                                  (unaudited)

                                                                         New TCI                           Old TCI
                                                                    ---------------        --------------------------------------
                                                                       One month             Two months             Three months
                                                                         ended                  ended                 ended
                                                                     March 31, 1999        February 28, 1999       March 31, 1998
                                                                    ---------------        -----------------      ---------------
                                                                                        amounts in millions,
                                                                                      except per share amounts
Net earnings (loss) attributable to common stockholders:                               |
   TCI Group Series A and Series B common stock                     $            --    |              (226)                   227
   Liberty Media Group Series A and Series B common stock                        --    |               (49)                   303
   TCI Ventures Group Series A and Series B common stock                         --    |               (10)                  (195)
                                                                    ---------------    |   ---------------        ---------------
                                                                    $            --    |              (285)                   335
                                                                    ===============    |   ===============        ===============
Basic earnings (loss) attributable to common                                           |
   stockholders per common share (note 3):                                             |
                                                                                       |
     TCI Group Series A and Series B common stock                   $            --    |              (.42)                   .44
                                                                    ===============    |   ===============        ===============
     Liberty Media Group Series A and Series B common stock         $            --    |              (.13)                   .85
                                                                    ===============    |   ===============        ===============
     TCI Ventures Group Series A and Series B common stock          $            --    |              (.02)                  (.46)
                                                                    ===============    |   ===============        ===============
                                                                                       |
Diluted earnings (loss) attributable to common                                         |
   stockholders per common and                                                         |
   potential common share (note 3):                                                    |
     TCI Group Series A and Series B common stock                   $            --    |              (.43)                   .38
                                                                    ===============    |   ===============        ===============
     Liberty Media Group Series A and Series B common stock         $            --    |              (.13)                   .78
                                                                    ===============    |   ===============        ===============
     TCI Ventures Group Series A and Series B common stock          $            --    |              (.09)                  (.46)
                                                                    ===============    |   ===============        ===============
                                                                                       |
Comprehensive earnings                                              $           184    |               691                    696
                                                                    ===============    |   ===============        ===============


See accompanying notes to consolidated financial statements.

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES
                              (see notes 1 and 2)


                 Consolidated Statement of Stockholders' Equity
                                  (unaudited)




                                                                                          Common Stock
                                                                    ---------------------------------------------------------------
                                                           Class B        TCI Group       Liberty Media Group    TCI Ventures Group
                                                          Preferred -------------------   -------------------   -------------------
                                                            Stock   Series A   Series B   Series A   Series B   Series A   Series B
                                                         ---------- --------   --------   --------   --------   --------   --------
                                                                                    amounts in millions
Old TCI
Balance at January 1, 1999                               $    --        611        74        368        35        377         46

    Net loss                                                  --         --        --         --        --         --         --
    Reclassification of redeemable common stock
      to equity upon expiration of put
      obligations                                             --         --        --         --        --         --         --
    Proceeds received upon termination of equity
      swap facilities (note 10)                               --         --        --         --        --         --         --
    Settlement of equity swap transaction in
      connection with preferred stock exchange
      (note 10)                                               --         --        --         --        --         --         --
    Gain from contribution of cable television
      systems to joint ventures, net of taxes
      (note 7)                                                --         --        --         --        --         --         --
    Issuance of common stock upon exercise of
      stock options                                           --         --        --         --        --         --         --
    Recognition of stock compensation related to
      restricted stock awards                                 --         --        --         --        --         --         --
    Issuance of restricted stock granted
      pursuant to stock incentive plan                        --          3        --         --        --         --         --
    Conversion of Series B common stock to
      Series A common stock                                   --         --        --         --        --          1         (1)
    Accreted dividends on all classes of
      preferred stock                                         --         --        --         --        --         --         --
    Accreted dividends on all classes of
      preferred stock not subject to mandatory
      redemption requirements                                 --         --        --         --        --         --         --
    Foreign currency translation adjustment                   --         --        --         --        --         --         --
    Change in unrealized holding gains for
      available-for-sale securities, net of taxes             --         --        --         --        --         --         --
                                                         -------   --------   -------   --------   -------   --------    -------
Balance at February 28, 1999                             $    --        614        74        368        35        378         45
                                                         =======   ========   =======   ========   =======   ========    =======

                                                                                                       Treasury
                                                                                                       stock and
                                                                        Accumulated                     common
                                                                           other                         stock
                                                          Additional   comprehensive                     held by         Total
                                                           paid-in        earnings,      Retained     subsidiaries,   stockholders'
                                                           capital      net of taxes     earnings        at cost        equity
                                                          ---------    -------------     --------     -------------   -------------
                                                                                    amounts in millions
Old TCI
Balance at January 1, 1999                                  5,987          3,749          1,124         (1,503)         10,868

    Net loss                                                   --             --           (281)            --            (281)
    Reclassification of redeemable common stock
      to equity upon expiration of put
      obligations                                              10             --             --             --              10
    Proceeds received upon termination of equity
      swap facilities (note 10)                               677             --             --             --             677
    Settlement of equity swap transaction in
      connection with preferred stock exchange
      (note 10)                                               (29)            --             --             --             (29)
    Gain from contribution of cable television
      systems to joint ventures, net of taxes
      (note 7)                                                  9             --             --             --               9
    Issuance of common stock upon exercise of
      stock options                                             3             --             --             --               3
    Recognition of stock compensation related to
      restricted stock awards                                  12             --             --             --              12
    Issuance of restricted stock granted
      pursuant to stock incentive plan                         (3)            --             --             --              --
    Conversion of Series B common stock to
      Series A common stock                                    --             --             --             --              --
    Accreted dividends on all classes of
      preferred stock                                          --             --             (4)            --              (4)
    Accreted dividends on all classes of
      preferred stock not subject to mandatory
      redemption requirements                                   2             --             --             --               2
    Foreign currency translation adjustment                    --            (15)            --             --             (15)
    Change in unrealized holding gains for
      available-for-sale securities, net of taxes              --            987             --             --             987
                                                           ------         ------         ------         ------         -------
Balance at February 28, 1999                                6,668          4,721            839         (1,503)         12,239
                                                           ======         ======         ======         ======         =======
--------------------------------------------------------------------------------------------------------------------------------


                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES
                              (see notes 1 and 2)


           Consolidated Statement of Stockholders' Equity, continued
                                  (unaudited)



                                                                                                     Accumulated
                                                                                                        other
                                                            Class B                     Additional   comprehensive
                                                           Preferred        Common       paid-in        earnings,    Accumulated
                                                             Stock          Stock        capital      net of taxes     deficit
                                                          -----------       ------      ----------   -------------  ------------
                                                                                  amounts in millions
New TCI

Balance at March 1, 1999 (note 2)                         $        --         13          52,142           --           --
    Net loss                                                       --         --              --           --         (740)
    Payment of preferred stock dividends                           --         --             (10)          --           --
    Issuance of AT&T Common Stock upon
      conversion of notes (note 8)                                 --         --              40           --           --
    Issuance of AT&T Liberty Tracking Stock upon
      conversion of Liberty Media Group debt
      (note 5)                                                     --         --              48           --           --
    Change in unrealized holding gains for
      available-for-sale securities, net of taxes                  --         --              --          912           --
    Foreign currency translation adjustments,
      net of taxes                                                 --         --              --           12           --
                                                          -----------       ----         -------        -----         ----
Balance at March 31, 1999                                 $        --         13          52,220          924         (740)
                                                          ===========       ====         =======        =====         ====


                                                                               Total
                                                          Investment in    stockholders'
                                                            in AT&T           equity
                                                          -------------    -------------
                                                                amounts in millions
New TCI

Balance at March 1, 1999 (note 2)                           (4,018)          48,137
    Net loss                                                    --             (740)
    Payment of preferred stock dividends                        --              (10)
    Issuance of AT&T Common Stock upon
      conversion of notes (note 8)                              --               40
    Issuance of AT&T Liberty Tracking Stock upon
      conversion of Liberty Media Group debt
      (note 5)                                                  --               48
    Change in unrealized holding gains for
      available-for-sale securities, net of taxes               --              912
    Foreign currency translation adjustments,
      net of taxes                                              --               12
                                                           -------          -------
Balance at March 31, 1999                                   (4,018)          48,399
                                                           =======          =======



See accompanying notes to consolidated financial statements.

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES
                              (see notes 1 and 2)


                     Consolidated Statements of Cash Flows
                                  (unaudited)

                                                                               New TCI                   Old TCI
                                                                            --------------  ---------------------------------
                                                                              One month        Two months      Three months
                                                                                ended            ended             ended
                                                                            March 31, 1999  February 28, 1999  March 31, 1998
                                                                            --------------  -----------------  --------------
                                                                                            amounts in millions
                                                                                               (see note 4)
Cash flows from operating activities:
   Net earnings (loss)                                                           $(740)     |     (281)            346
   Adjustments to reconcile net earnings (loss) to net cash                                 |
     provided by operating activities:                                                      |
       Depreciation and amortization                                               167      |      277             434
       Stock compensation                                                          (45)     |      366             229
       Payments of obligation relating to stock compensation                        (3)     |     (294)            (91)
       Share of losses of Liberty Media Group                                       58      |       --              --
       Share of losses of the Other Affiliates, net                                 77      |      161             238
       Extraordinary loss                                                           --      |        8              16
       Minority interests in earnings of consolidated                                       |
         subsidiaries, net                                                          15      |       26              30
       Gains on issuance of equity interests by subsidiaries                        --      |     (389)            (38)
       Gains on disposition of assets, net                                         (10)     |     (144)         (1,063)
       Deferred income tax expense (benefit)                                        (6)     |      113             204
       Payments of restructuring charges                                            --      |       --              (4)
       Write-off of in-process research and development costs                      594      |       --              --
       Other noncash charges (credits)                                              (7)     |        1              11
       Changes in operating assets and liabilities, net of the effect of                    |
         acquisitions and dispositions:                                                     |
           Change in receivables                                                    24      |      (72)            (19)
           Change in prepaids                                                       --      |      (18)            (21)
           Change in other accruals and payables                                  (150)     |       (9)           (179)
                                                                                 -----      |   ------          ------
                                                                                            |
               Net cash provided by (used in) operating                                     |
                 activities                                                        (26)     |     (255)             93
                                                                                 -----      |   ------          ------
                                                                                            |
Cash flows from investing activities:                                                       |
   Cash paid for acquisitions                                                       --      |     (353)            (72)
   Capital expended for property and equipment                                    (282)     |     (297)           (246)
   Investments in and loans to affiliates                                          (12)     |      (82)           (252)
   Collections of loans to affiliates                                              109      |      745             448
   Proceeds from disposition of assets                                              --      |      344             334
   Change in restricted cash                                                         1      |      112              40
   Other investing activities                                                      (31)     |       65             (21)
                                                                                 -----      |   ------          ------
                                                                                            |
               Net cash provided by (used in) investing                                     |
                 activities                                                       (215)     |      534             231
                                                                                 -----      |   ------          ------
                                                                                            |
Cash flows from financing activities:                                                       |
   Borrowings of debt                                                               --      |      583           1,043
   Repayments of debt                                                             (792)     |   (1,468)         (1,082)
   Proceeds received upon termination of equity swap facilities                     --      |      677              --
   Prepayment penalties                                                             --      |       (4)            (15)
   Repurchase of common stock to be held in treasury                                --      |       --              (5)
   Repurchase of subsidiary common and preferred stock                              --      |      (45)             (7)
   Payment of preferred stock dividends                                            (10)     |       (4)            (22)
   Payment of dividends on subsidiary preferred stock and Trust                             |
     Preferred Securities                                                          (37)     |      (12)            (47)
   Payments for call agreements                                                     --      |       --            (274)
   Proceeds from issuance of subsidiary common stock                                --      |        7              --
   Advance from AT&T                                                               939      |       --              --
   Repayment of advance from AT&T                                                  (33)     |       --              --
   Other financing activities                                                       --      |        1              13
                                                                                 -----      |   ------          ------
                                                                                            |
               Net cash provided by (used in) financing                                     |
                 activities                                                         67      |     (265)           (396)
                                                                                 -----      |   ------          ------
                                                                                            |
               Net change in cash and cash equivalents                            (174)     |       14             (72)
               Cash and cash equivalents at beginning of                                    |
                 period                                                            575      |      419             244
                                                                                 -----      |   ------          ------
                                                                                            |
               Cash and cash equivalents at end of period                        $ 401      |      433             172
                                                                                 =====      |   ======          ======

See accompanying notes to consolidated financial statements.

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                 March 31, 1999
                                  (unaudited)

(1)      Basis of Presentation

         The accompanying consolidated financial statements include the accounts of Tele-Communications, Inc. and those of all majority-owned subsidiaries ("TCI" or the "Company"). On March 9, 1999, AT&T acquired TCI in a merger transaction (the "AT&T Merger"). For financial reporting purposes the AT&T Merger and related restructuring transactions described in note 2 are deemed to have occurred on March 1, 1999. The consolidated financial statements for periods prior to March 1, 1999 are referred to herein as "Old TCI", and the consolidated financial statements for periods subsequent to February 28, 1999 are referred to herein as "New TCI." Due to the March 1, 1999 application of purchase accounting in connection with the AT&T Merger, the predecessor consolidated financial statements of Old TCI are not comparable to the successor consolidated financial statements of New TCI. In the following text, "TCI" and "the Company" refer to both Old TCI and New TCI. See note 2.

         All significant intercompany accounts and transactions have been eliminated in consolidation.

         The accompanying interim consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in TCI's Annual Report on Form 10-K for the year ended December 31, 1998.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

         Certain prior period amounts have been reclassified for comparability with the 1999 presentation.

         Targeted Stock

         Prior to the AT&T Merger, the Company's assets and operations were included in three separate groups, each of which was tracked separately by public equity securities. These groups were formerly known as the "Liberty Media Group" (referred to herein as the "Old Liberty Group"), the "TCI Ventures Group" and the "TCI Group".

         Old Liberty Group was intended to reflect the separate performance of TCI's assets which produce and distribute programming services.

                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         The TCI Ventures Group was intended to reflect the separate performance of TCI's principal international assets and businesses and substantially all of TCI's non-cable and non-programming assets.

         The TCI Group was intended to reflect the separate performance of TCI and its subsidiaries and assets not attributed to Old Liberty Group or TCI Ventures Group. Such subsidiaries and assets are comprised primarily of TCI's domestic cable and communications business.

         TCI Group, Old Liberty Group and TCI Ventures Group individually may be referred to herein as a "Group."

         The TCI Group was tracked separately through the Tele-Communications, Inc. Series A TCI Group Common Stock (the "TCI Group Series A Stock") and Series B TCI Group Common Stock (the "TCI Group Series B Stock," and together with the TCI Group Series A Stock, the "TCI Group Stock"). The Old Liberty Group was tracked through the Tele-Communications, Inc. Series A Liberty Media Group Common Stock ("Liberty Group Series A Stock") and Series B Liberty Media Group Common Stock ("Liberty Group Series B Stock" and together with the Liberty Group Series A Stock, the "Liberty Group Stock"). The TCI Ventures Group was tracked separately through the Tele-Communications, Inc. Series A TCI Ventures Group Common Stock ("TCI Ventures Group Series A Stock") and Series B TCI Ventures Group Common Stock ("TCI Ventures Group Series B Stock" and together with the TCI Ventures Group Series A Stock, the "TCI Ventures Group Stock").

         Each of the separate series of Tele-Communications, Inc. common stock was converted either into shares of AT&T common stock, par value $1.00 per share, ("AT&T Common Stock") or shares of one of two classes of a new AT&T tracking stock designated to track the combined Old Liberty Group and TCI Ventures Group upon consummation of the AT&T Merger. See note 2.

         Notwithstanding the attribution of assets and liabilities, equity and items of income and expense among TCI Group, Old Liberty Group and TCI Ventures Group, each such Group in the capital structure of TCI, which encompassed the TCI Group Stock, Liberty Group Stock and TCI Ventures Group Stock, did not affect the ownership or the respective legal title to such assets or responsibility for liabilities of TCI or any of its subsidiaries. TCI and its subsidiaries each were responsible for their respective liabilities. Holders of TCI Group Stock, Liberty Group Stock and TCI Ventures Group Stock were common stockholders of TCI and were subject to risks associated with an investment in TCI and all of its businesses, assets and liabilities.

                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         Following the AT&T Merger, the authorized capital of TCI consists of 3,552,375,096 shares, consisting of 3,550,000,000 shares of common stock, par value $.01 per share, and 2,375,096 shares of preferred stock, par value $.01 per share ("Preferred Stock"). The Preferred Stock is divided into two classes: 700,000 shares of Class A Preferred Stock, par value $.01 per share, and 1,675,096 shares of Class B 6% Cumulative Redeemable Exchangeable Junior Preferred Stock, par value $.01 per share ("Class B Preferred Stock").

(2)      Merger with AT&T and Related Accounting

         On March 9, 1999, AT&T acquired TCI in the AT&T Merger, in which Italy Merger Corp., a wholly-owned subsidiary of AT&T, merged with and into TCI, and TCI thereby became a wholly-owned subsidiary of AT&T. As a result of the AT&T Merger, (i) each share of TCI Group Series A Stock was converted into 0.7757 of a share of AT&T Common Stock (1.16355 shares as adjusted for an April 1999 three-for-two AT&T stock split),
         (ii) each share of TCI Group Series B Stock was converted into 0.8533 of a share of AT&T Common Stock (1.27995 shares as adjusted for an April 1999 three-for-two AT&T stock split), (iii) each share of Liberty Group Series A Stock was converted into one share of a newly created class of AT&T common stock designated as the Class A Liberty Media Group Common Stock, par value $1.00 per share (the "AT&T Liberty Class A Tracking Stock"), (iv) each share of Liberty Group Series B Stock was converted into one share of a newly created class of AT&T common stock designated as the Class B Liberty Media Group Common Stock, par value $1.00 per share (the "AT&T Liberty Class B Tracking Stock" and together with the AT&T Liberty Class A Tracking Stock, the "AT&T Liberty Tracking Stock"), (v) each share of TCI Ventures Group Series A Stock was converted into 0.52 of a share of AT&T Liberty Class A Tracking Stock, (vi) each share of TCI Ventures Group Series B Stock was converted into 0.52 of a share of AT&T Liberty Class B Tracking Stock, (vii) each share of TCI's Convertible Preferred Stock, Series C-TCI Group (the "Series C-TCI Group Preferred Stock") was converted into 103.059502 shares of AT&T Common Stock (154.589253 shares as adjusted for an April 1999 three-for-two AT&T stock split),
         (viii) each share of TCI's Convertible Preferred Stock Series C-Liberty Media Group (the "Series C-Liberty Media Group Preferred Stock") was converted into 56.25 shares of AT&T Liberty Class A Tracking Stock, (ix) each share of TCI's Redeemable Convertible TCI Group Preferred Stock, Series G ("Series G Preferred Stock") was converted into 0.923083 of a share of AT&T Common Stock (1.3846245 shares as adjusted for an April 1999 three-for-two AT&T stock split) and (x) each share of TCI's Redeemable Convertible Liberty Media Group Preferred Stock, Series H ("Series H Preferred Stock") was converted into 0.590625 of a share of AT&T Liberty Class A Tracking Stock. Following the AT&T Merger, each share of Class B Preferred Stock continues to be outstanding as the Class B Preferred Stock of TCI with the same rights and preferences such stock had prior to the AT&T Merger. In general, the holders of shares of AT&T Liberty Class A Tracking Stock and the holders of shares of AT&T Liberty Class B Tracking Stock will vote together as a single class with the holders of shares of AT&T Common Stock on all matters presented to such stockholders, with the holders being entitled to one-tenth (1/10th) of a vote for each share of AT&T Liberty Class A Tracking Stock held, 1 vote per share of AT&T Liberty Class B Tracking Stock held and 1 vote per share of AT&T Common Stock held.

                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         The shares of AT&T Liberty Tracking Stock issued in the AT&T Merger are intended to reflect the separate performance of the businesses and assets attributed to Old Liberty Group and TCI Ventures Group at the time of the AT&T Merger. References herein to "Liberty/Ventures Group" refer to the combined assets and businesses of Old Liberty Group and TCI Ventures Group for periods prior to the AT&T Merger, and subsequent to the AT&T Merger such combined assets and business are referred to as "Liberty Media Group." Pursuant to, and subject to the terms and conditions set forth in, the Agreement and Plan of Restructuring and Merger, dated as of June 23, 1998 (the "Merger Agreement"), immediately prior to the AT&T Merger, certain assets previously attributed to TCI Ventures Group (including, among others, the shares of AT&T Common Stock received in the merger of AT&T and Teleport Communications Group, Inc. ("TCG"), the stock of At Home Corporation ("@Home") attributed to TCI Ventures Group, the assets and business of the National Digital Television Center, Inc. ("NDTC") and TCI Ventures Group's equity interest in Western Tele-Communications, Inc.) were transferred to TCI Group in exchange for approximately $5.5 billion in cash. Also, upon consummation of the AT&T Merger, through a new tax sharing agreement between Liberty Media Group and AT&T, Liberty Media Group became entitled to the benefit of approximately $2.0 billion of net operating loss carryforwards attributable to all entities included in TCI's consolidated federal income tax return as of the date of the AT&T Merger. Such net operating loss carryforwards are subject to adjustment by the Internal Revenue Service and are subject to limitations on usage which may affect the ultimate amount utilized. Additionally, certain warrants to purchase shares of General Instruments Corporation ("GI") previously attributed to TCI Group were transferred to Liberty/Ventures Group in exchange for approximately $176 million in cash. The transfer of certain immaterial assets was also effected.

         Immediately prior to the AT&T Merger, AT&T and Liberty Media Corporation entered into an agreement relating to the carriage of programming of Liberty Media Group to be distributed over the AT&T cable systems. Pursuant to this agreement, Liberty Media Group will be granted, among other rights, "preferred vendor status" with respect to certain types of new programming services. Liberty Media Group will also be entitled to the use channel capacity equal to one six megahertz channel to be used for category specific interactive video channels. In addition, such agreement also provided for the extension of existing affiliation agreements between TCI and programming affiliates of Liberty Media Group to a date not less than 10 years from the closing of the AT&T Merger, upon the terms and conditions set forth in such agreement.

         Pursuant to amended corporate governance documents for the entities included in Liberty Media Group and certain agreements among AT&T and TCI, the business of Liberty Media Group will continue to be managed by certain persons who were members of TCI's management prior to the AT&T Merger. AT&T will initially designate one third of the directors of such entities and its rights as the sole shareholder of the common stock of such entities following the AT&T Merger will, in accordance with Delaware law, be limited to actions which will require shareholder approval. Therefore, management has concluded that TCI does not have a controlling financial interest (as that term is used in Statement of Financial Accounting Standards No. 94) in the entities comprising the Liberty Media Group following the AT&T Merger, and will account for its ownership interests in such entities under the equity method.

                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         Pursuant to a proposed final judgment (the "Final Judgment") agreed to by TCI, AT&T and the United States Department of Justice (the "DOJ") on December 30, 1998, Liberty/Ventures Group prior to the AT&T Merger transferred all of the equity securities of Sprint beneficially owned by the Liberty/Ventures Group (the "Sprint Securities") to a trust with an independent trustee (the "Trustee"), pursuant to a trust agreement approved by the DOJ (the "Trust Agreement"). The Final Judgment, if entered by the United States District Court for the District of Columbia, would require the Trustee, on or before May 23, 2002, to dispose of a portion of the Sprint Securities held by the trust and beneficially owned by Liberty Media Group sufficient to cause Liberty Media Group to own beneficially no more than 10% of the outstanding shares of Sprint's Series 1 Sprint PCS common stock ("Series 1 PCS Stock") on a fully diluted basis (assuming the issuance of all shares of Series 1 PCS Stock of Sprint ultimately issuable in respect of the applicable securities of Sprint upon the exercise, conversion or other issuance thereof in accordance with the terms of such securities) on such date. On or before May 23, 2004, the Trustee must divest the remainder of the Sprint Securities beneficially owned by Liberty Media Group.

         The Trust Agreement grants the Trustee the sole right to sell the Sprint Securities and provides that all decisions regarding such divestiture will be made by the Trustee without discussion or consultation with AT&T or the entities in the Liberty Media Group; however, the Final Judgment would provide that the Trustee shall consult with the board of directors of the Liberty Media Group entity that owns the Sprint Securities regarding such divestiture (other than certain directors appointed by AT&T following the AT&T Merger and any director, officer or shareholder that owns more than 0.10% of the outstanding AT&T Common Stock). The Trustee has the power and authority to accomplish such divestiture only in a manner reasonably calculated to maximize the value of the Sprint Securities beneficially owned by Liberty Media Group.

         The Final Judgment would provide that the Trustee vote the Sprint Securities beneficially owned by Liberty Media Group in the same proportion as other holders of Sprint's PCS common stock so long as such securities are held by the trust. The Final Judgment also would prohibit the acquisition by Liberty Media Group of additional Sprint Securities (other than in connection with the exercise or conversion, as applicable, of certain Sprint Securities) without the prior written consent of the DOJ.


                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         Immediately prior to the AT&T Merger, TCI restructured its ownership of certain of its subsidiaries (the "Restructuring"). The Restructuring included merging TCI's cable subsidiary, TCI Communications, Inc. ("TCIC"), into TCI. As a result of TCIC's merger with TCI, all assets and liabilities of TCIC have been assumed by TCI, including TCIC's public debt. In connection with TCIC's merger with TCI, each share of TCIC's Cumulative Exchangeable Preferred Stock, Series A was converted into 2.119 shares of TCI Group Series A Stock, and such shares of TCI Group Series A Stock were subsequently converted into AT&T Common Stock in connection with the AT&T Merger. All other public securities issued by subsidiaries of TCIC (other than TCI Pacific Communications, Inc. ("Pacific")) otherwise remained unaffected. Furthermore, as part of the Restructuring, (i) AT&T loaned TCI $5.5 billion pursuant to a promissory note, (ii) certain asset transfers were made between TCI and its subsidiaries, (iii) 123,896 shares of the Company's Convertible Redeemable Participating Preferred Stock, Series F ("Series F Preferred Stock") which were held by subsidiaries of TCI, were converted into 185,428,946 shares of TCI Group Series A Stock (which in turn were converted into 143,837,233 shares of AT&T Common Stock (215,755,850 shares as adjusted for an April 1999 three-for-two AT&T stock split) in the AT&T Merger and continue to be held by subsidiaries of TCI), (iv) the remaining 154,411 shares of Series F Preferred Stock which were formerly held by subsidiaries of TCI were distributed to TCI through a series of liquidations and canceled, and (v) 125,728,816 shares of TCI Group Series A Stock, 9,154,134 shares of TCI Group Series B Stock, 6,654,367 shares of Liberty Group Series A Stock, 3,417,187 shares of Liberty Group Series B Stock, and 67,536 shares of Class B Preferred Stock, each formerly held by subsidiaries of TCI, were distributed to TCI through a series of liquidations and canceled.

         After the AT&T Merger, under the terms of the 5% Class A Senior Cumulative Exchangeable Preferred Stock of Pacific (the "Exchangeable Preferred Stock"), each share of that preferred stock is exchangeable, from and after August 1, 2001, for approximately 4.225 shares of AT&T Common Stock (6.3375 shares as adjusted for an April 1999 three-for-two AT&T stock split), subject to certain anti-dilution adjustments. Additionally, after the AT&T Merger, Pacific may elect to make any dividend, redemption or liquidation payment on the Exchangeable Preferred Stock in cash, by delivery of shares of AT&T Common Stock or by a combination of the foregoing forms of consideration.


                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         The AT&T Merger has been accounted for using the purchase method of accounting and has been deemed to be effective as of March 1, 1999 for financial reporting purposes. Accordingly, the preliminary allocation of AT&T's purchase price to acquire Old TCI has been reflected in TCI's consolidated financial statements as of March 1, 1999. A final allocation of such purchase price will be made upon resolution of pre-acquisition contingencies and receipt of final third party appraisals. Certain transactions occurring between March 1, 1999 and March 9, 1999 that affected Old TCI's equity and stock compensation have been reflected in the two-month period ended February 28, 1999. The $52.2 billion aggregate value assigned to TCI's net assets as a result of the application of purchase accounting was comprised of the following (amounts in millions):

         Issuance of AT&T Common Stock               $26,798
         Issuance of AT&T Liberty Tracking Stock      23,360
         Assumption of convertible notes               1,593
         Assumption of Class B Preferred Stock           154
         Estimated merger costs                          250
                                                     -------
                                                     $52,155
                                                     =======

         The value assigned to the AT&T Common Stock was based on the average closing price of AT&T Common Stock a few days before and after the AT&T Merger was agreed to and announced. The value assigned to the AT&T Liberty Tracking Stock was based on the average closing price of Liberty Group Stock a few days before and after the AT&T Merger was agreed to and announced. The Liberty Group Stock was used to value the AT&T Liberty Tracking Stock issued in the AT&T Merger because the fair value of Liberty Group Stock was more readily determinable than the fair value of the AT&T Liberty Tracking Stock.

         The following table reflects the opening summarized balance sheet of New TCI which includes the effects of the Restructuring, purchase accounting adjustments resulting from the allocation of AT&T's purchase price to acquire Old TCI and the deconsolidation of the entities comprising Liberty Media Group following the AT&T Merger:

                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                                        New TCI
                                                     March 1, 1999
                                                     -------------
                                                 (amounts in millions)
Assets

    Cash and cash equivalents                          $    575
    Restricted cash                                          55
    Receivables and prepaid assets                          519
    Investment in Liberty Media Group                    33,728
    Investment in the Other Affiliates and related
       receivables                                        8,202
    Property and equipment, net                           6,072
    Intangible assets, net                               25,329
    Other assets, net                                     2,412
                                                       --------
                                                       $ 76,892
                                                       ========

Liabilities and Stockholders' Equity

    Accounts payable and accrued expenses              $  1,728
    Debt                                                 16,860
    Deferred income taxes                                 4,668
    Other liabilities                                     1,271
                                                       --------
       Total liabilities                                 24,527
                                                       --------

    Minority interests in equity of consolidated
       subsidiaries                                       2,568
    Trust Preferred Securities                            1,660

    Stockholders' equity                                 52,155
    Investment in AT&T                                   (4,018)
                                                       --------
       Total stockholders' equity                        48,137
                                                       --------
                                                       $ 76,892
                                                       ========

The following table reflects the change in cash and cash equivalents as a result of the Restructuring and the deconsolidation of Liberty Media Group (amounts in millions):

              Cash and cash equivalents of
                Old TCI at February 28, 1999           $   433
                Cash received from AT&T in
                  Restructuring                          5,461
                Decrease in cash due to
                  deconsolidation of Liberty
                  Media Group                           (5,319)
                                                       -------
              Cash and cash equivalents of New TCI
                  at March 1, 1999                     $   575
                                                       =======

                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         As a result of the application of purchase accounting, New TCI has recorded its assets and liabilities at their preliminary fair values on March 9, 1999. Certain of the more significant effects of purchase accounting are described below.

         The $25 billion assigned to New TCI's intangible assets, which are primarily comprised of goodwill, will be amortized over their useful lives, primarily 40 years. New TCI's intangible assets in the March 1, 1999 opening consolidated balance sheet also included $594 million of in-process research and development costs. Such amount reflects the value, as of the acquisition date, of the Company's research and development projects which have not yet reached technological feasibility and which have no alternative future use. During the one month ended March 31, 1999 such in-process research and development costs were written-off. The projects identified relate to the Company's efforts to offer voice over Internet protocol, cost savings efforts for cable telephony implementation and product integration efforts for advanced set-top devices that will enable the Company to offer next-generation digital services. In addition, @Home has research and developments efforts underway including projects to allow for self-provisioning of devices and the development of next-generation client software, network and back-office infrastructure to enable a variety of network devices beyond personal computers and improved design for the regional data centers' infrastructure. Although there are significant technological issues to overcome in order to successfully complete the acquired in-process research and development, the Company expects successful completion. If, however, the Company is unable to establish technological feasibility and produce a commercially viable product/service, then anticipated incremental future cash flows attributable to expected profits from such new product/service may not be realized.

         New TCI has a $9 billion excess of amounts assigned to New TCI's investments in the Other Affiliates over New TCI's proportionate share of the Other Affiliates' underlying equity. Such excess is being amortized over lives ranging from 25 to 35 years. New TCI increased its debt and related variable and fixed interest rate exchange agreements ("Interest Rate Swaps") by $955 million which represents the excess of the fair market value over the recorded value at the date of the AT&T Merger. Such excess will be amortized over the respective remaining 1 to 30 year lives of the underlying debt obligations and Interest Rate Swaps. New TCI increased other liabilities $237 million which represents New TCI's estimated liability for unvested stock appreciation rights as of March 9, 1999. Such unvested stock appreciation rights will vest over remaining periods ranging from 1 to 5 years. New TCI increased its minority interests in equity of consolidated subsidiaries by $1.5 billion which represents an increase to the carrying value of the redeemable preferred stock of a subsidiary. New TCI's Trust Preferred Securities increased $160 million which represents the excess of the fair market value over the recorded value at the date of the AT&T Merger. Such excess will be amortized over the remaining 28 to 46 year terms of such securities.

                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         The following unaudited condensed results of operations for the three months ended March 31, 1999 and 1998 were prepared assuming the AT&T Merger, the Restructuring and the deconsolidation of Liberty Media Group occurred on January 1, 1998. These pro forma amounts are not necessarily indicative of operating results which would have occurred if the AT&T Merger, the Restructuring and the deconsolidation of Liberty Media Group had occurred on January 1, 1998.

                                                  Three months ended March 31,
                                                  ----------------------------
                                                     1999           1998
                                                  ---------      ---------
                                                    (amounts in millions)
                     Revenue                        $ 1,424      1,611
                     Net earnings (loss) before
                       extraordinary item           $(1,190)         9
                     Net earnings (loss)            $(1,195)        (1)


 (3)     Earnings (Loss) Per Common and Potential Common Share

         Basic earnings per share ("EPS") is measured as the income or loss attributable to common stockholders divided by the weighted average outstanding common shares for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented. Potential common shares that have an anti-dilutive effect are excluded from diluted EPS. Basic and diluted EPS are presented only for periods prior to the AT&T Merger. Subsequent to the AT&T Merger, all shares of common stock of TCI are held by AT&T. See notes 1 and 2.

(a)      TCI Group Stock

                  The basic earnings (loss) attributable to TCI Group common stockholders per common share for the two months ended February 28, 1999 and the three months ended March 31, 1998 was computed by dividing net earnings attributable to TCI Group common stockholders by the weighted average number of common shares outstanding of TCI Group Stock during the period.

                  The diluted loss attributable to TCI Group common stockholders per common share for the two months ended February 28, 1999 was computed by dividing net loss attributable to TCI Group common stockholders, which is increased by aggregate fees paid on equity swap facilities of $4 million during 1999, by the weighted average number of common shares outstanding of TCI Group Stock during the period. Potential common shares were not included in the computation of weighted average shares outstanding because their inclusion would be anti-dilutive.

                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  The diluted earnings attributable to TCI Group common stockholders per common share for the three months ended March 31, 1998 was computed by dividing net earnings attributable to TCI Group common stockholders, which is adjusted by the addition of preferred stock dividends and interest accrued during the three months ended March 31, 1998 to net earnings, assuming conversion of TCI Group convertible securities as of the beginning of the period, by the weighted average number of common shares outstanding of TCI Group Stock during the period. Shares issuable upon conversion of the Series C-TCI Group Preferred Stock, the Series G Preferred Stock, preferred stock of subsidiaries, convertible notes payable, and stock options and other performance awards have been included in the computation of weighted average shares, as illustrated below. Shares of TCI Group Stock issuable upon conversion of Convertible Preferred Stock, Series D ("Series D Preferred Stock") and associated dividend payments for the three months ended March 31, 1998 have been excluded as adjustments in computing the diluted earnings attributable to TCI Group common shareholders per common share as Series D Preferred Stock is antidilutive for the three months ended March 31, 1998. All of the outstanding shares of Series D Preferred Stock were redeemed effective April 1, 1998.

                  In connection with the March 9, 1999 AT&T Merger, TCI Group Stock was converted into AT&T Common Stock. See note 2.

                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

Information concerning the reconciliation of basic EPS to diluted EPS with respect to TCI Group Stock is presented below:

                                                                 Old TCI
                                                 --------------------------------------
                                                      Two months         Three months
                                                        ended               ended
                                                   February 28, 1999   March 31, 1998
                                                 -------------------   ----------------
                                                 amounts in millions, except per share
                                                                 amounts
Basic EPS:
     Earnings (loss) attributable to common
       stockholders                                       $(226)          227
                                                          =====           ===
     Weighted average common shares                         539           517
                                                          =====           ===
     Basic earnings (loss) per share
        attributable to common stockholders               $(.42)          .44
                                                          =====           ===

Diluted EPS:
     Earnings (loss) attributable to common
        stockholders                                      $(226)          227
     Add preferred dividend requirements                     --             4
     Add interest expense                                    --             1
     Less fees paid on equity swap facilities                (4)           --
                                                          -----           ---
     Adjusted earnings (loss) attributable to
        common stockholders assuming
        conversion of preferred shares                    $(230)          232
                                                          =====           ===
     Weighted average common shares                         539           517
                                                          -----           ---
     Add dilutive potential common shares:
           Employee and director options and
                other performance awards                     --             8
           Convertible notes payable                         --            24
           Series C-TCI Group Preferred Stock                --             7
           Series D Preferred Stock                          --            --
           Series G Preferred Stock                          --             8
           Preferred stock of subsidiaries                   --            45
                                                          -----           ---
                Dilutive potential common shares             --            92
                                                          -----           ---
     Diluted weighted average common shares                 539           609
                                                          =====           ===
     Diluted earnings (loss) per share
        attributable to common stockholders               $(.43)          .38
                                                          =====           ===

                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         (b)      Liberty Group Stock

                  The basic earnings (loss) attributable to Old Liberty Group common stockholders per common share for the two months ended February 28, 1999 and the three months ended March 31, 1998 and the diluted loss attributable to Old Liberty Group common stockholders per common and potential common share for the two months ended February 28, 1999, were computed by dividing net earnings attributable to Old Liberty Group common stockholders by the weighted average number of common shares outstanding of Liberty Group Stock during the period. Potential common shares were not included in the diluted computation of weighted average shares for the two months ended February 28, 1999 because their inclusion would be anti-dilutive.

                  The diluted earnings attributable to Old Liberty Group common stockholders per common and potential common share for the three months ended March 31, 1998 were computed by dividing earnings attributable to Old Liberty Group common stockholders by the weighted average number of common and potential common shares outstanding of Liberty Group Stock during the period. Shares issuable upon conversion of the Series C-Liberty Media Group Preferred Stock, the Series D Preferred Stock, the Series H Preferred Stock, convertible notes payable and stock options and other performance awards have been included in the diluted calculation of weighted average shares, as illustrated below. All of the outstanding shares of Series D Preferred Stock were redeemed effective April 1, 1998. Numerator adjustments for dividends and interest associated with the convertible preferred shares and convertible notes payable, respectively, were not made to the computation of diluted earnings per share as such dividends and interest were paid by TCI Group.

                  In connection with the AT&T Merger, Liberty Group Stock was converted into AT&T Liberty Tracking Stock. See note 2.

                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Information concerning the reconciliation of basic EPS to diluted EPS with respect to Liberty Group Stock is presented below:

                                                                                           Old TCI
                                                                             ----------------------------------
                                                                                Two months         Three months
                                                                                  ended               ended
                                                                             February 28, 1999    March 31, 1998
                                                                             -----------------    --------------
                                                                             amounts in millions, except per share
                                                                                            amounts
                Basic EPS:
                    Earnings (loss) attributable to common
                      stockholders                                             $          (49)          303
                                                                               ==============           ===
                    Weighted average common shares                                        367           355
                                                                               ==============           ===
                    Basic earnings (loss) per share attributable to
                       common stockholders                                     $         (.13)          .85
                                                                               ==============           ===
                Diluted EPS:
                    Earnings (loss) attributable to common
                       stockholders                                            $          (49)          303
                                                                               ==============           ===
                    Weighted average common shares                                        367           355
                                                                               --------------           ---
                    Add dilutive potential common shares:
                       Employee and director options and other
                         performance awards                                                --             8
                       Convertible notes payable                                           --            19
                       Series C-Liberty Media Group Preferred Stock                        --             4
                       Series D Preferred Stock                                            --            --
                       Series H Preferred Stock                                            --             4
                                                                               --------------           ---
                             Dilutive potential common shares                              --            35
                                                                               --------------           ---
                    Diluted weighted average common shares                                367           390
                                                                               ==============           ===
                    Diluted earnings (loss) per share attributable to
                      common stockholders                                      $         (.13)          .78
                                                                               ==============           ===

         (c)      TCI Ventures Group Stock

                  The basic loss attributable to TCI Ventures Group common stockholders per common share for the two months ended February 28, 1999 and the three months ended March 31, 1998 was computed by dividing net loss attributable to TCI Ventures Group common stockholders by the weighted average number of common shares outstanding of TCI Ventures Group Stock during the period (423 million and 421 million, respectively). Potential common shares were not included in the diluted calculation of weighted average shares outstanding because their inclusion would be anti-dilutive.

                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  The diluted loss attributable to TCI Ventures Group common stockholders per common share for the two months ended February 28, 1999 and the three months ended March 31, 1998 was computed by dividing net loss attributable to TCI Ventures Group common stockholders by the weighted average number of common shares outstanding of TCI Ventures Group Stock during the period. In 1999 the net loss attributable to TCI Ventures Group common stock holders is increased by $29 million for charges recorded directly to equity upon settlement of an equity swap transaction. See note 10. For purposes of computing diluted EPS such amount is assumed to be charged to earnings. Potential common shares were not included in the computation of weighted average shares outstanding because their inclusion would be anti-dilutive.

                  In connection with the March 9, 1999 AT&T Merger, TCI Ventures Group Stock was converted into AT&T Liberty Tracking Stock. See note 2.

(4)      Supplemental Disclosures to Consolidated Statements of Cash Flows

         Cash paid for interest was $30 million, $287 million and $370 million for the one month ended March 31, 1999, the two months ended February 28, 1999 and the three months ended March 31, 1998, respectively. Cash paid for income taxes was not material during such periods.

         Significant non-cash investing and financing activities and certain supplemental disclosures with respect to the statement of cash flows are reflected below:

                                                                       New TCI                    Old TCI
                                                                   ----------------    ----------------------------------
                                                                      One month          Two months        Three months
                                                                        ended               ended              ended
                                                                    March 31, 1999     February 28, 1999   March 31, 1998
                                                                   ----------------    -----------------   --------------
                                                                                     amounts in millions
       Cash paid for acquisitions:
          Recorded value of assets acquired                        $             --     |     (353)          (708)
          Net liabilities assumed                                                --     |       --              3
          Deferred tax liability recorded in acquisitions                        --     |       --             89
          Change in minority interests in equity of                                     |
             consolidated subsidiaries                                           --     |       --           (179)
          Elimination of notes receivable from affiliates                        --     |       --            351
          Common stock and preferred stock issued in                                    |
             acquisitions                                                        --     |       --            372
                                                                   ----------------     |    -----           ----
                                                                                        |
               Cash paid for acquisitions                          $             --     |     (353)           (72)
                                                                   ================     |    =====           ====
                                                                                        |
       Capitalized costs of distribution                                                |
             agreements                                            $             79     |       --             83
                                                                   ================     |    =====           ====

         The Company ceased to include TV Guide, Inc. ("TV Guide") in its consolidated financial results and began to account for TV Guide using the equity method of accounting effective February 28, 1999 (see note
         7). The effects of changing the method of accounting for the Company's ownership interests in TV Guide as of February 28, 1999 from the consolidation method to the equity method are summarized below (amounts in millions):

         Assets (other than cash and cash equivalents)
           reclassified to investments in affiliates            $  (200)
         Liabilities reclassified to investments in
           affiliates                                               190
         Minority interests in equity of subsidiaries
           reclassified to investments in affiliates                 63
                                                                -------
         Decrease in cash and cash equivalents                  $    53
                                                                =======


         For a description of certain additional non-cash transactions, see notes 2 and 7.

                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         @Home's cash and cash equivalent balances of $401 million and $419 million are included in the Company's cash and cash equivalent balances at March 31, 1999 and December 31, 1998, respectively. Such @Home balances are available to be applied towards the liquidity requirements of @Home. Accordingly, it is not anticipated that any portion of such @Home balances will be distributed or otherwise made available to the Company.

         The Company's restricted cash of $54 million and $185 million at March 31, 1999 and December 31, 1998, respectively, is primarily comprised of proceeds received in connection with certain asset dispositions. Such proceeds, which aggregated $46 million and $162 million at March 31, 1999 and December 31, 1998, respectively, are designated to be reinvested in certain identified assets for income tax purposes. At December 31, 1998, the Company's restricted cash also included $17 million held as collateral for interest payment obligations pursuant to certain bank credit facilities.

(5)      Investment in Liberty Media Group

         As described in note 2, immediately following the AT&T Merger, the entities comprising the Liberty Media Group were deconsolidated. The Company's investment in Liberty Media Group includes non-interest bearing receivables from Liberty Media Group. Summarized unaudited results of operations for the newly formed Liberty Media Group for the period in which the Company used the equity method to account for Liberty Media Group are as follows:

                                            One month ended
                                            March 31, 1999
                                            ---------------
                                           amounts in millions

        Revenue                                $ 71
        Operating costs and expenses            (56)
        Stock compensation                       41
        Depreciation and amortization           (53)
                                               ----

            Operating income                      3

        Interest expense                        (13)
        Other, net                              (48)
                                               ----
            Net loss                           $(58)
                                               ====


         During March 1999, certain convertible debentures of a subsidiary attributed to the Liberty Media Group were converted into shares of AT&T Liberty Tracking Stock. The $48 million principal amount of such converted debentures has been reflected as an increase to New TCI's additional paid-in capital.

                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(6)      Investments in the Other Affiliates

         The Company has various investments in the Other Affiliates accounted for under the equity method. The following table includes the Company's carrying value of the Company's more significant investments in the Other Affiliates as of the indicated dates:

                                                        New TCI       Old TCI
                                                       ---------    ------------
                                                       March 31,    December 31,
                                                          1999          1998
                                                       ---------    ------------
                                                          amounts in millions
              Cablevision Systems
                  Corporation ("CSC") (a)               $3,329    |      945
              Lenfest Communications,                             |
                  Inc. ("Lenfest")                       1,703    |     (138)
              Texas Cable Partners, L.P.                   731    |      111
              InterMedia Capital Partners IV,                     |
                  L.P. ("InterMedia IV") and                      |
                  InterMedia Capital                              |
                  Management IV, L.P. ("ICM IV")           591    |      207
              InterMedia Capital Partners VI,                     |
                  L.P. and InterMedia Capital                     |
                  Management VI, L.P.                      310    |       55
              USA Networks, Inc. and related                      |
                  investments (b)                           --    |    1,042
              Various foreign equity                              |
                  investments (b)                           --    |    1,496
              QVC, Inc. (b)                                 --    |      197
              Other                                      1,456    |      850
                                                        ------    |   ------
                                                                  |
                                                        $8,120    |    4,765
                                                        ======    |   ======

-----------------

(a)      CSC

         On March 4, 1998, the Company contributed to CSC certain of its cable television systems serving approximately 830,000 customers in exchange for approximately 48.9 million newly issued CSC Class A common shares (the "CSC Transaction"). CSC also assumed and repaid approximately $574 million of debt owed by the Company to external parties and $95 million of debt owed to the Company. As a result of the CSC Transaction, the Company recognized a $506 million gain in the accompanying consolidated statement of operations for the three months ended March 31, 1998. Such gain represents the excess of the $1,161 million fair value of the CSC Class A common shares received over the historical cost of the net assets transferred by the Company to CSC.

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

                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  At March 31, 1999, the Company owned 48,942,172 shares of CSC Class A common stock, which had a closing market price of $74.13 per share on such date. Such shares represented an approximate 32% equity interest in CSC's total outstanding shares and an approximate 9% voting interest in CSC in all matters except for (i) the election of directors, in which case the Company effectively has the right to designate two of CSC's directors, and (ii) any increase in authorized shares, in which case the Company has agreed to vote its interest in proportion with the public holders of CSC Class A common shares. The ability of the Company to sell or increase its investment in CSC is subject to certain restrictions and limitations set forth in a stockholders agreement with CSC. As a result of the deconsolidation of Liberty Media Group, 1,040,400 shares of CSC Class A common stock held by Liberty Media Group are no longer included in the Company's investment in CSC. See note 2.

         (b)      Liberty Media Group Investments

                  As a result of the deconsolidation of Liberty Media Group, the indicated investments are no longer included in the Company's consolidated investments. See note 2.

         Summarized unaudited combined results of operations for the Other Affiliates for the periods in which the Company used the equity method to account for the Other Affiliates are as follows:


                                                       Three months ended March 31,
                                                       ----------------------------
                 Combined Operations                       1999            1998
                                                       ------------     -----------
                                                           amounts in millions
                     Revenue                              $ 3,352           3,526
                     Operating expenses                    (2,521)         (3,177)
                     Depreciation and amortization           (672)           (674)
                                                          -------         -------

                       Operating income (loss)                159            (325)

                     Interest expense                        (491)           (481)
                     Other, net                              (133)             45
                                                          -------         -------

                       Net loss                           $  (465)        $  (761)
                                                          =======         =======

                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(7)      Acquisitions and Dispositions

         During the two months ended February 28, 1999, the Company completed a transaction whereby the Company contributed cable television systems to an entity in which the Company had an approximate 80% ownership interest. Through a series of transactions, including the contribution of cash by a third party in exchange for an ownership interest in the entity, the Company's ownership interest in such majority-owned subsidiary was reduced to a non-controlling 50% ownership interest (the "1999 Contribution Transaction"). In connection with the associated dilution of the Company's ownership interest, the Company deconsolidated assets and liabilities related to cable television systems serving approximately 416,000 customers. The deconsolidated liabilities included $210 million of debt owed to external parties and $709 million of intercompany debt owed to the Company. In connection with the 1999 Contribution Transaction, the Company has agreed to take certain steps to support compliance by such entity with its payment obligations under certain debt instruments. See note 14. The Company also recorded a $9 million increase (net of deferred income taxes of $5 million) to additional paid-in capital in connection with the 1999 Contribution Transaction. No gain was recognized due to the Company's aforementioned commitment to support the entity's payment obligations under certain debt instruments.

         Including the 1999 Contribution Transaction, the Company, as of March 31, 1999, had contributed in 1999 or has signed agreements or letters of intent to contribute within the next twelve months, certain cable television systems (the "Contributed Cable Systems") serving approximately 1.2 million basic customers to joint ventures in which the Company will retain non-controlling ownership interests (the "Contribution Transactions"). Following the completion of the Contribution Transactions, the Company will no longer consolidate the Contributed Cable Systems. Accordingly it is anticipated that the completion of the Contribution Transactions, as currently contemplated, will result in aggregate estimated reductions (based on 1998 amounts) to the Company's debt, annual revenue and annual "Operating Cash Flow" (defined by the Company as operating income before depreciation, amortization, other non-cash items, year 2000 costs, AT&T merger costs and stock compensation) of $1.5 billion, $500 million and $200 million, respectively. No assurance can be given that any of the pending Contribution Transactions will be consummated.

         During February 1999, the Company sold cable television assets serving approximately 145,000 customers to an unaffiliated third party for approximately $300 million. The Company recorded a $123 million gain on such disposition.

                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         During the first quarter of 1998, the Company also completed two transactions whereby the Company contributed cable television systems serving in the aggregate approximately 235,000 customers to two separate joint ventures (collectively, the "1998 Joint Ventures") in exchange for non-controlling ownership interests in each of the 1998 Joint Ventures, and the assumption and repayment by the 1998 Joint Ventures of intercompany debt owed to the Company aggregating $343 million. In connection with such transactions, the Company has agreed to take certain steps to support compliance by the 1998 Joint Ventures with their payment obligations under certain debt instruments. See note 14.

         Effective February 28, 1999, TV Guide (formerly United Video Satellite Group, Inc. ("UVSG")) and The News Corporation Limited ("News Corp.") completed a transaction whereby News Corp.'s TV Guide properties were combined with UVSG to create a platform for offering television guide services to consumers and advertising and the resulting company was named TV Guide. As part of this combination, a unit of News Corp. received consideration consisting of $800 million in cash and 60 million shares of UVSG's stock, including 22.5 million shares of its Class A common stock and 37.5 million shares of its Class B common stock. In addition, News Corp. elected to purchase approximately 6.5 million additional shares of UVSG Class A common stock for $129 million in order to equalize its ownership with that of Liberty/Ventures Group. Prior to such transactions, UVSG was a subsidiary of TCI. As a result of these transactions, and another transaction completed on the same date, News Corp., Liberty/Ventures Group and TV Guide's public stockholders own on an economic basis approximately 44%, 44% and 12%, respectively, of TV Guide. Following such transactions, News Corp. and Liberty/Ventures Group each have approximately 49% of the voting power of TV Guide's outstanding stock. Due to the resulting increase in TV Guide's equity, net of the dilution of TCI's ownership interest in TV Guide, TCI recognized a $372 million gain (before deducting deferred income tax expense of $147 million).

         Effective February 1, 1998, Turner-Vision, Inc. ("Turner Vision") contributed the assets, obligations and operations of its retail C-band satellite business to Superstar/Netlink Group LLC ("Superstar/Netlink") in exchange for an approximate 20% interest in Superstar/Netlink. As a result of this transaction, the Company's ownership interest in Superstar/Netlink decreased from 100% to approximately 80% and the Company recognized a gain of $38 million (before deducting deferred income tax expense of $15 million). Turner Vision's contribution to Superstar/Netlink was accounted for as a purchase, and the $61 million excess of the purchase price over the fair value of the assets acquired was recorded as goodwill.

                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(8)      Debt

         Debt is summarized as follows:

                                                               New TCI        Old TCI
                                                               --------     ------------
                                                               March 31,    December 31,
                                                                 1999           1998
                                                               --------     ------------
                                                                 amounts in millions
             AT&T Notes (a)                                     $ 6,386   |       --
             Other notes payable (b)                              9,929   |    9,412
             Bank credit facilities (c)                              --   |    3,773
             Commercial paper                                        --   |      109
             Convertible notes (d)                                   --   |       40
             Capital lease obligations and other debt               631   |      718
                                                                -------   |   ------
                                                                $16,946   |   14,052
                                                                =======   |   ======

         (a) Amounts outstanding under the notes payable to AT&T ("AT&T Notes") bear interest at the London Interbank Offered Rate ("LIBOR") plus 15 basis points (5.18% at March 31, 1999) and are due and payable on or before March 9, 2004. Interest on the AT&T Notes is compounded quarterly.

         (b) During the two months ended February 28, 1999, the Company redeemed certain notes payable which had an aggregate principal balance of $21 million and fixed interest rates ranging from 8.75% to 9.25%. In connection with such redemptions, the Company recognized a pre-tax loss on early extinguishment of debt of $4 million in 1999. Such loss related to prepayment penalties and the retirement of deferred loan costs.

                  During the three months ended March 31, 1998, the Company redeemed certain notes payable which had an aggregate principal balance of $95 million and fixed interest rates ranging from 8.75% to 10.125%. In connection with such redemptions, the Company recognized a pre-tax loss on early extinguishment of debt of $16 million in 1998. Such loss related to prepayment penalties amounting to $15 million and the retirement of deferred loan costs.

         (c) During the two months ended February 28, 1999, the Company repaid a bank credit facility. In connection with such repayment, the Company recognized a pre-tax loss on early extinguishment of debt of $4 million. Such loss related to the retirement of deferred loan costs.

                  As security for borrowings under one of Old TCI's credit facilities, Old TCI had pledged a portion of its Time Warner common stock. As a result of the deconsolidation of Liberty/Ventures Group, such borrowings and the associated Time Warner common stock are no longer reflected in the Company's consolidated debt and asset balances.

                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         (d) The convertible notes, which were stated net of unamortized discount of $166 million at December 31, 1998, were scheduled to mature on December 12, 2021. On March 26, 1999, all of the notes were converted into shares of AT&T Common Stock, AT&T Liberty Class A Tracking Stock and TCI Satellite Entertainment, Inc. Series A common stock, $1.00 par value per share, ("Satellite Series A Common Stock") in accordance with the terms of the notes. Following such conversion, none of such notes remain outstanding. Such notes were held by a director of the Company, as well as several members of his family. In connection with the AT&T Merger, such director resigned. The notes required an annual interest payment equal to 1.85% of the face amount of the notes. Immediately prior to the AT&T Merger, the notes were convertible, at the option of the holders, into an aggregate of 24,163,259 shares of TCI Group Series A Stock, 19,416,889 shares of Liberty Group Series A Stock, 20,711,364 shares of TCI Ventures Group Series A Stock and 3,451,897 shares of Satellite Series A Common Stock. Pursuant to the terms of the Merger Agreement and a certain stock purchase agreement, dated as of July 9, 1986, among the Company and the holders of such convertible notes, the conversion feature of the convertible notes was adjusted such that as of the March 9, 1999 consummation date of the AT&T Merger, such notes were convertible into an aggregate of 19,088,081 shares of AT&T Common Stock (28,632,122 shares as adjusted for a 1999 three-for-two AT&T stock split), 30,186,816 shares of AT&T Liberty Class A Tracking Stock and 3,451,897 shares of Satellite Series A Common Stock.

         Certain debt instruments of a subsidiary of the Company contain restrictive covenants which require, among other things, the maintenance of certain earnings, specified cash flow and financial ratios (primarily the ratios of cash flow to total debt and cash flow to debt service, as defined), and include certain limitations on indebtedness, investments, guarantees, dispositions, stock repurchases and/or dividend payments.

         The fair value of the Company's debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. At March 31, 1999, the fair value of the Company's debt approximated its carrying amount.

         In order to achieve the desired balance between variable and fixed rate indebtedness, the Company may enter into Interest Rate Swaps pursuant to which it (i) pays fixed interest rates (the "Fixed Rate Agreements") and receives variable interest rates and (ii) pays variable interest rates (the "Variable Rate Agreements") and receives fixed interest rates. During the three months ended March 31, 1998, the Company's payments pursuant to the Fixed Rate Agreements were less than $1 million. No such payments were made in 1999. During the one month ended March 31, 1999, the two months ended February 28, 1999 and the three months ended March 31, 1998, the Company's net receipts pursuant to the Variable Rate Agreements were $4 million, $1 million and $3 million, respectively. At December 31, 1998, all of the Company's Fixed Rate Agreements had expired.

                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         Information concerning the Company's Variable Rate Agreements at March 31, 1999 is as follows (dollar amounts in millions):

                                                         Amount to be
          Expiration         Interest rate    Notional   received upon
             date            to be received   amount     termination (a)
         ------------        --------------   --------   ---------------
         April 1999                7.4%       $    50       $  1
         September 1999            6.4%           350          1
         February 2000          5.8%-6.6%         300          3
         March 2000             5.8%-6.0%         675          4
         September 2000            5.1%            75         --
         March 2027                9.7%           300         24
         December 2036             9.7%           200          7
                                              -------       ----

                                              $ 1,950       $ 40
                                              =======       ====

         --------------------

         (a) The estimated amount that the Company would receive to terminate the agreements at March 31, 1999, taking into consideration current interest rates and the current creditworthiness of the counterparties, represents the fair value of the Interest Rate Swaps.


         In addition to the Variable Rate Agreements, the Company entered into Interest Rate Swaps pursuant to which it pays a variable rate based on LIBOR (5.3% at March 31, 1999) and receives a variable rate based on the Constant Maturity Treasury Index ("CMT") (5.4% at March 31, 1999) on a notional amount of $400 million through September 2000; and pays a variable rate based on LIBOR (5.3% at March 31, 1999) and receives a variable rate based on CMT (5.5% at March 31, 1999) on notional amounts of $95 million through February 2000. During the one month ended March 31, 1999, the two months ended February 28, 1999 and the three months ended March 31, 1998, the Company's net payments pursuant to such agreements were $1 million, less than $1 million and less than $1 million, respectively. At March 31, 1999, the Company would be required to pay an estimated $1 million to terminate such Interest Rate Swaps.

         The Company is exposed to credit losses for the periodic settlements of amounts due under the Interest Rate Swaps in the event of nonperformance by the other parties to the agreements. However, the Company does not anticipate that it will incur any material credit losses because it does not anticipate nonperformance by the counterparties. Further, the Company does not anticipate material near-term losses in future earnings, fair values or cash flows resulting from derivative financial instruments as of March 31, 1999.

                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(9) Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely Subordinated Debt Securities

         The Trust Preferred Securities are presented together in a separate line item in the accompanying consolidated balance sheets captioned "Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely subordinated debt securities." Dividends accrued on the Trust Preferred Securities aggregated $12 million, $23 million and $35 million during the one month ended March 31, 1999, the two months ended February 28, 1999 and the three months ended March 31, 1998, respectively, and are included in minority interests in earnings of consolidated subsidiaries in the accompanying consolidated financial statements.

(10)     Stockholders' Equity

         Treasury Stock and Common Stock Held by Subsidiaries, at Cost

         In conjunction with the AT&T Merger, Old TCI shares held in treasury and Old TCI shares held by subsidiaries, at December 31, 1998, were canceled. See note 2.

         General

         During 1997, Old TCI entered into certain equity swap facilities. Due to Old TCI's ability to issue shares to settle periodic price fluctuations and fees under the equity swap facilities, Old TCI recorded all amounts received or paid under these arrangements as increases or decreases, respectively, to equity. From February 1, 1999 to March 5, 1999, Old TCI terminated all transactions under the equity swap facilities and the related swap agreements. In connection with the termination of such transactions, the Company received aggregate cash payments of $677 million. Such cash payments are reflected in Old TCI's consolidated financial statements for the two months ended February 28, 1999.

         In July 1998, the Company entered into an equity swap transaction with a commercial bank, which provided the Company with the right but not the obligation to acquire 1,084,056 shares of TCI Group Series A Stock for approximately $45 million on or before April 19, 1999. During the two months ended February 28, 1999, the Company acquired the 1,084,056 shares of TCI Group Series A Stock under the agreement. Such shares were used to satisfy the exchange requirements of a subsidiary's preferred stock. The $29 million excess of the amount paid for the TCI Group Series A Stock over the Company's minority interest in such subsidiary has been reflected as a decrease to stockholders' equity in the accompanying consolidated financial statements for the two months ended February 28, 1999.

(11)     Transactions with Related Parties

         During the first quarter of 1999 @Home entered into a twenty-year agreement with AT&T to create a nationwide Internet Protocol network. In connection with this agreement, @Home will pay AT&T approximately $50 million over each of the next two years for additional backbone capacity and related equipment. Amounts paid under the agreement will be capitalized and charged to operations over the term of the agreement. Through March 31, 1999, @Home had made payments of $9 million to AT&T under this agreement.

                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         On July 23, 1998, a merger in which TCG agreed to be acquired by AT&T, was consummated. As a result of such merger, TCI received in exchange for all of its interest in TCG, 46,952,832 shares of AT&T Common Stock (70,429,248 shares as adjusted for an April 1999 three-for-two AT&T stock split). TCI recognized a $2.3 billion gain (before deducting deferred income tax expense of $883 million) on such transaction during the third quarter of 1998 based on the difference between the carrying amount of TCI's interest in TCG and the fair value of the AT&T Common Stock received. Prior to the AT&T Merger, TCI had accounted for its ownership interest in AT&T Common Stock as an available-for-sale security. Such AT&T Common Stock was transferred from Liberty/Ventures Group to TCI Group in connection with the AT&T Merger. See note 2. In addition, immediately prior to the AT&T Merger, certain shares of Series F Preferred Stock were converted into shares of TCI Group Stock which, in turn, were converted into 143,837,233 shares of AT&T Common Stock (215,755,850 shares as adjusted for an April 1999 three-for-two AT&T stock split). Such converted shares are recorded at Old TCI's historical cost basis. New TCI treats its investment in AT&T Common Stock as an investment in its parent. Accordingly, New TCI's investment in AT&T Common Stock is reflected as a reduction of TCI's equity, and any dividends received on such AT&T Common Stock will be recorded as an increase to TCI's additional paid-in capital.

         Certain entities attributed to Liberty Media Group produce and/or distribute programming to the Company. Charges to the Company, which are based upon customary rates charged to others, aggregated $17 million for the one month period ended March 31, 1999. Such amount is included in operating costs and expenses in the accompanying consolidated statements of operations.

(12)     Transactions with Officers and Directors

         After the Company's stockholders voted to approve the terms of the AT&T Merger, on February 17, 1999, TCI's Board of Directors approved the payment by Liberty/Ventures Group of $1 million to each of two directors of the Company for their services on the Special Committee of TCI's Board of Directors in evaluating the AT&T Merger and the consideration to be received by the stockholders of the Company.

                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         Prior to the AT&T Merger, a limited liability company owned by Dr. Malone, TCI's Chairman and Chief Executive Officer, acquired, from certain subsidiaries of Old TCI, working cattle ranches located in Wyoming in exchange for a $17 million promissory note from such limited liability company. No gain or loss was recognized on such acquisition. Upon payment of such note, the excess of the proceeds received over the carrying value of the cattle ranches will be reflected as an increase to additional paid-in-capital. The purchase price paid by such limited liability company was in the form of a 12-month note in the amount of $17 million having an interest rate of 7%. Such note is payable at any time without penalty and is personally guaranteed by Dr. Malone.

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

                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(13)     At Home Corporation

         On January 19, 1999, @Home entered into a merger agreement with Excite, Inc. ("Excite"), a global internet media company that offers consumers and advertisers comprehensive internet navigation services with extensive personalization capabilities. Under the terms of the merger agreement, @Home will issue approximately 55 million shares of its common stock for all of the outstanding common stock of Excite based on an exchange ratio of 1.041902 shares of @Home's common stock for each share of Excite's common stock. @Home may issue up to approximately 15 million additional shares of common stock in connection with the assumption of obligations under Excite's stock option and employer stock purchase plans and outstanding warrants. @Home will account for the transaction as a purchase. @Home's preliminary estimate of the total purchase consideration is approximately $7 billion, based on the fair value at the time of announcement of the merger, of common stock to be issued and stock option, stock purchase plan and warrant obligations assumed, plus estimated transaction costs. As a result of the proposed merger, TCI's economic interest in @Home would decrease from 38.8% to 26.5%. The merger is subject to several conditions, including approval by both companies' stockholders and the expiration of applicable waiting periods under certain antitrust laws. The pending merger of @Home and Excite and certain related potential changes in @Home's corporate governance documents may impact management's ability to exercise control over @Home's Board of Directors.

         @Home has issued performance-based warrants to certain cable operators to purchase up to 11.6 million shares of @Home Series A common stock at an exercise price of $10.50 per share. Warrants to purchase approximately 920,000 and 330,000 shares of @Home's Series A common stock became exercisable during the year ended December 31, 1998 and the three months ended March 31, 1999. In the event the performance milestones are met with respect to the remaining unexercisable performance based warrants, @Home will record non-cash increases to its intangible assets in future periods based on the difference between the then fair market value of @Home's Series A common stock and the exercise price of $10.50 per share.

         During the two months ended February 28, 1999, @Home issued 1.1 million common shares. Due to the resulting increase in @Home's equity, net of the dilution of TCI's ownership interest in @Home, TCI recognized a gain of $17 million.

                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(14)     Commitments and Contingencies

         The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") imposed certain rate regulations on the cable television industry. Under the 1992 Cable Act, all cable systems are subject to rate regulation, unless they face "effective competition," as defined by the 1992 Cable Act and expanded in the Telecommunications act of 1996 (the "1996 Act"), in their local franchise area.

         Although the Federal Communications Commission (the "FCC") has established regulations required by the 1992 Cable Act, local government units (commonly referred to as local franchising authorities) are primarily responsible for administering the regulation of a cable system's basic service tier ("BST"). The FCC itself directly administered rate regulation of any cable programming service tier ("CPST"). The FCC's authority to regulate CPST rates expired on March 31, 1999. The FCC has taken the position that it will still adjudicate CPST complaints filed after this sunset date (but no later than 180 days after the last CPST rate increase imposed prior to March 31, 1999), and will strictly limit its review (and possible refund orders) to the time period predating the sunset date.

         Under the FCC's rate regulations, most cable systems were required to reduce their BST and CPST rates in 1993 and 1994, and have since had their rate increases governed by a complicated price structure that allows for the recovery of inflation and certain increased costs, as well as providing some incentive for expanding channel carriage. Operators also have the opportunity to bypass this "benchmark" regulatory structure in favor of the traditional "cost-of-service" regulation in cases where the latter methodology appears favorable. Premium cable services offered on a per-channel or per-program basis remain unregulated, as do affirmatively marketed packages consisting entirely of new programming product.

         The Company believes that it has complied in all material respects with the provisions of the 1992 Cable Act and the 1996 Act, including its rate setting provisions. If, as a result of the review process, a system cannot substantiate its rates, it could be required to retroactively reduce its rates to the appropriate benchmark and refund the excess portion of rates received. Any refunds of the excess portion of CPST rates would be retroactive to the date of complaint. Any refunds of the excess portion of BST or equipment rates would be retroactive to one year prior to the implementation of the rate reductions.

         The Company is obligated and/or has guaranteed Liberty Media Group's obligation to pay fees for the rights to exhibit certain films that are released by various producers through 2017 (the "Film Licensing Obligations"). Based on customer levels at March 31, 1999, these agreements require minimum payments aggregating approximately $319 million. The aggregate amount of the Film Licensing Obligations under these license agreements is not currently estimable because such amount is dependent upon the number of qualifying films released theatrically by certain motion picture studios as well as the domestic theatrical exhibition receipts upon the release of such qualifying films. Nevertheless, required aggregate payments under the Film Licensing Obligations could prove to be significant.

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

         The Company is committed to purchase billing services from a third party pursuant to three successive five-year agreements. Pursuant to such arrangement, the Company is obligated at March 31, 1999 to make minimum payments aggregating approximately $1.5 billion through 2012. Such minimum payments are subject to inflation and other adjustments pursuant to the terms of the underlying agreements.

         The Company has guaranteed notes payable and other obligations of affiliated and other companies with outstanding balances of approximately $75 million at March 31, 1999. The Company also has agreed to take certain steps to support debt compliance with respect to obligations aggregating $1,690 million of certain cable television partnerships in which the Company has non-controlling ownership interests. See note 7. The Company also has guaranteed the performance of certain affiliates and other parties with respect to such parties' contractual and other obligations. Although there can be no assurance, management of the Company believes that it will not be required to meet its obligations under such guarantees, or if it is required to meet any of such obligations, that they will not be material to the Company.

         During 1999, a subsidiary of the Company entered into a contribution agreement ("Contribution Agreement") with certain shareholders of Phoenixstar, Inc. (formerly Primestar, Inc.) ("Phoenixstar") pursuant to which the Company would, to the extent it is relieved of $166 million of contingent liabilities currently owed to certain creditors of Phoenixstar and its subsidiaries, contribute up to $166 million to Phoenixstar to the extent necessary to satisfy liabilities of Phoenixstar. On April 28, 1999, the Company contributed approximately $77 million to Phoenixstar in partial satisfaction of this obligation. The Company's remaining obligation under the Contribution Agreement will expire in 2001. During the fourth quarter of 1998, the Company recorded a $90 million charge to provide for the estimated losses that were expected to result from the Contribution Agreement. An increase in the Company's estimate of its losses with respect to the Contribution Agreement may necessitate an additional charge during the second quarter of 1999.

         TCI has agreed to make fixed monthly payments to an affiliate pursuant to an affiliation agreement. The fixed annual commitments increase annually from $190 million in 1999 to $267 million in 2003, and will increase with inflation through 2022. In addition, TCI is obligated to make minimum revenue payments through 2017 and minimum license fee payments through 2007 aggregating $399 million to an affiliate. Such minimum payments are subject to inflation and other adjustments pursuant to the terms of the underlying agreements.

                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         Effective as of December 16, 1997, NDTC on behalf of the Company and other cable operators that may be designated from time to time by NDTC ("Approved Purchasers"), entered into an agreement (the "Digital Terminal Purchase Agreement") with GI to purchase advanced digital set-top devices. The hardware and software incorporated into these devices are designed and manufactured to be compatible and interoperable with the OpenCable(TM) architecture specifications adopted by CableLabs, the cable television industry's research and development consortium, in November 1997. NDTC has agreed that Approved Purchasers will purchase, in the aggregate, a minimum of 6.5 million set-top devices during calendar years 1998, 1999 and 2000 at an average price of $318 per set-top device. The 1998 purchase commitment of 1.5 million set-top devices was met. During the three months ended March 31, 1999, approximately 570,000 set-top devices had been purchased related to the 1999 commitment of 1,750,000 devices. GI agreed to provide NDTC and its Approved Purchasers the most favorable prices, terms and conditions made available by GI to any customer purchasing advanced digital set-top devices. In connection with NDTC's purchase commitment, GI agreed to grant warrants to purchase its common stock proportional to the number of devices ordered by each organization. In connection with the AT&T Merger, such warrants were transferred to Liberty/Ventures Group in exchange for approximately $176 million in cash. To the extent such warrants do not vest because TCI fails to meet its purchase commitments, TCI is required to repay a proportional amount of such cash to Liberty Media Group. NDTC has the right to terminate the Digital Terminal Purchase Agreement if, among other reasons, GI fails to meet a material milestone designated in the Digital Terminal Purchase Agreement with respect to the development, testing and delivery of advanced digital set-top devices.

         On July 17, 1998, the Company acquired 21.4 million shares of common stock of GI in exchange for (i) certain of the assets of NDTC's set-top authorization business, (ii) the license of certain related software to GI, (iii) a $50 million promissory note from the Company to GI, and (iv) a nine-year revenue guarantee from the Company in favor of GI. In connection therewith, NDTC also entered into a services agreement pursuant to which it will provide certain postcontract services to GI's set-top authorization business. The 21.4 million shares of GI common stock are, in addition to other transfer restrictions, restricted as to their sale by NDTC for a three-year period. The Company recorded its investment in such shares at fair value which included a discount attributable to the above-described liquidity restriction. As a result of the deconsolidation of Liberty Media Group, the 21.4 million shares of GI common stock are no longer included in the Company's consolidated assets. The $346 million excess of the fair value of GI common stock received in 1998 over (i) the book value of certain assets transferred from NDTC to GI, and (ii) the $42 million present value of the promissory note due from the Company to GI, has been deferred by the Company in the accompanying consolidated financial statements. A portion of such excess equal to the $160 million present value of the annual amounts specified by the revenue guarantee will be amortized to revenue over nine years in proportion to such annual guaranteed amounts. The remaining $186 million excess will be amortized to revenue on a straight-line basis over the nine-year period that NDTC is required to perform postcontract services.

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

(15)     Year 2000

         During the three months ended March 31, 1999, the Company continued its enterprise-wide, comprehensive efforts to assess and remediate its computer systems and related software and equipment to ensure such systems, software and equipment recognize, process and store information in the year 2000 and thereafter. The Company's year 2000 remediation efforts include an assessment of its most critical systems, such as customer service and billing systems, headends and other cable plant systems that support the Company's programming services, business support operations, and other equipment and facilities. The Company also continued its efforts to verify the year 2000 readiness of its significant suppliers and vendors and continued to communicate with significant business partners and affiliates to assess such partners and affiliates' year 2000 status.

         The Company has a year 2000 Program Management Office (the "PMO") to organize and manage its year 2000 remediation efforts. The PMO is responsible for overseeing, coordinating and reporting on the Company's year 2000 remediation efforts. At March 31, 1999, it was comprised of a 230-member, full-time staff, accountable to executive management of the Company.

         During the three months ended March 31, 1999, the Company continued its survey of significant third-party vendors and suppliers whose systems, services or products are important to the Company's operations (e.g., suppliers of addressable controllers and set-top devices, and the provider of the Company's billing services). The year 2000 readiness of such providers is critical to continued provision of the Company's cable service.

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

         Significant market value is associated with the Company's investments in certain public and private corporations, partnerships and other businesses. Accordingly, the Company is monitoring the public disclosure of CSC and other publicly-held business entities to determine their year 2000 readiness. In addition, the Company has surveyed and monitored the year 2000 status of certain privately-held business entities in which the Company has significant investments.

                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         Year 2000 expenses and capital expenditures incurred in the two months ended February 28, 1999 were $11 million and $2 million, respectively. Year 2000 expenses and capital expenditures incurred in the one month ended March 31, 1999 were $6 million and $1 million, respectively. Such expenses and capital expenditures for the one month ended March 31, 1999 are exclusive of costs attributable to Liberty Media Group, which was deconsolidated as of March 1, 1999. See note 2. Management of the Company currently estimates the remaining costs, exclusive of future costs attributable to the assessment and remediation of year 2000 issues associated with Liberty Media Group, to be not less than $103 million, bringing the total estimated cost associated with the Company's year 2000 remediation efforts to be not less than $136 million (including $32 million for replacement of noncompliant information technology systems). Also included in this estimate is $10 million in future payments to be made pursuant to unfulfilled executory contracts or commitments with vendors for year 2000 remediation services.

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

(16)     Information about the Company's Operating Segments

         Prior to the AT&T Merger, Old TCI had two reportable segments: domestic cable and communications services and domestic programming services. Domestic cable and communications services receive video, audio and data signals from various sources, and amplify and distribute the signals by coaxial cable and optical fiber to the premises of customers who pay a fee for the service. Domestic programming services are produced, acquired, and distributed, through all available formats and media, branded entertainment and informational programming and software, including multimedia products, delivered in both analog and digital form. Old TCI's domestic cable and communications services business and assets were included in TCI Group, and Old TCI's domestic programming business and assets were included in Old Liberty Group. Old TCI's principal international businesses and assets and Old TCI's remaining non-cable and non-programming domestic businesses and assets were included in TCI Ventures Group.

         As described in note 2, immediately prior to the AT&T Merger, Old TCI purchased certain assets from Liberty/Ventures Group and the net assets attributed to Liberty Media Group were deconsolidated. As a result of these transactions, domestic cable and communications services is the only reportable segment of New TCI.

                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on a measure of Operating Cash Flow. Operating Cash Flow is a measure of value and borrowing capacity within the cable television industry and is not intended to be a substitute for cash flow provided by operating activities, or a measure of performance prepared in accordance with generally accepted accounting principles, and should not be relied upon as such.

         In addition, New TCI's performance is evaluated by AT&T based on several factors, of which the primary financial measure is earnings, including other income, before interest expense and taxes ("EBIT"). Segment EBIT data and segment depreciation and amortization are provided supplementally herein along with the Company's standard measure of Operating Cash Flow. The Company's calculation of EBIT may or may not be consistent with the calculation of EBIT by other public companies, and EBIT should not be viewed as an alternative to generally accepted accounting principles measures of income, as a measure of performance, or to cash flows from operating, investing and financing activities as a measure of liquidity.

         The Company generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.

         Old TCI's reportable segments were strategic business units that offered different products and services. They were managed separately because each segment required different technology and marketing strategies.

                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         The Company utilizes the following interim financial information for purposes of making decisions about allocating resources to a segment and assessing a segment's performance:

                                               Domestic cable
                                              & communications        All
                                                 services            other          Total
                                              ----------------       -----          -----
                                                           amounts in millions
         New TCI

         One month ended March 31, 1999:
         Revenue from external customers
             including intersegment revenue          $ 454             31            485
         Intersegment revenue                        $   1              1              2
         Segment Operating Cash Flow                 $ 178             --            178
         Segment depreciation and
             amortization                            $ 111             56            167
         Segment EBIT                                $(494)          (192)          (686)

-------------------------------------------------------------------------------

                                                  Domestic cable    Domestic
                                                 & communications  programming    All
                                                     services       services     other     Total
                                                 ----------------  -----------   -----     -----
         Old TCI

         Two months ended
         February 28, 1999:
         Revenue from external customers
             including intersegment revenue         $   902          128         165       1,195
         Intersegment revenue                       $    --           39          11          50
         Segment Operating Cash Flow                $   312           30          25         367

         Three months ended
         March 31, 1998:
         Revenue from external customers
             including intersegment revenue         $ 1,595          157         211       1,963
         Intersegment revenue                       $    (5)          72           6          73
         Segment Operating Cash Flow                $   655           28          22         705


                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         A reconciliation of reportable segment Operating Cash Flow to the Company's consolidated EBIT and consolidated earnings (loss) before income tax and extraordinary loss is as follows:


                                                             New TCI                  Old TCI
                                                         --------------  ---------------------------------
                                                           One month        Two months       Three months
                                                             ended            ended             ended
                                                         March 31, 1999  February 28, 1999  March 31, 1998
                                                         --------------  -----------------  --------------
                                                                         amounts in millions
Total Operating Cash Flow for reportable segments            $ 178    |       342              683
    Other Operating Cash Flow                                   --    |        25               22
Other items excluded from Operating Cash Flow:                        |
      Year 2000 costs                                           (6)   |       (11)              --
      AT&T merger costs                                         --    |       (65)              --
      Stock compensation                                        45    |      (366)            (229)
      Write-off of in-process research and                            |
         development costs                                    (594)   |        --               --
      Depreciation and amortization                           (167)   |      (277)            (434)
      Interest and dividend income                               3    |        13               21
      Share of losses of Liberty Media Group                   (58)   |        --               --
      Share of losses of the Other Affiliates, net             (77)   |      (161)            (238)
      Minority interest in earnings of consolidated                   |
         subsidiaries, net                                     (15)   |       (26)             (30)
      Gains on issuance of equity interests by                        |
         subsidiaries                                           --    |       389               38
      Gains on disposition of assets, net                       10    |       144            1,063
      Other, net                                                (5)   |        (3)             (10)
                                                             -----    |      ----           ------
         EBIT                                                 (686)   |         4              886
      Interest expense                                         (69)   |      (161)            (284)
                                                             -----    |      ----           ------
         Earnings (loss) before income taxes and                      |
            extraordinary loss                               $(755)   |      (157)             602
                                                             =====    |      ====           ======

                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(17)     Subsequent Events

         On May 4, 1999, AT&T and Comcast Corporation ("Comcast") announced that they had reached an agreement to exchange various cable systems, including certain cable systems of TCI. In addition, Comcast will receive an option from AT&T to purchase, over the next three years, additional cable systems with a total of approximately 1.25 million subscribers, which may include cable subscribers of TCI. The foregoing agreements are subject to completion of certain other transactions, and regulatory and legal approvals.

         On May 4, 1999, AT&T and Lenfest announced that they have signed an agreement for AT&T to acquire the remaining 50% interest in Lenfest not already owned by TCI. Lenfest has approximately 1.5 million customers in the greater Philadelphia area. AT&T has agreed to a stock purchase of the remaining ownership interest, and expects to issue approximately 43 million shares of AT&T common stock to Lenfest once the transaction receives the necessary legal and regulatory approvals.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS

         The following discussion and analysis provides information concerning the results of operations and financial condition of the Company. Such discussion should be read in conjunction with the accompanying consolidated financial statements and notes thereto. Additionally, the following discussion and analysis should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and financial statements included in Part II of the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The following discussion focuses on material trends, risks and uncertainties affecting the results of operations and financial condition of the Company.

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

         Targeted Stock

         The Company, through its subsidiaries and affiliates, is principally engaged in the construction, acquisition, ownership, and operation of cable television systems and, through its ownership interests in Liberty Media Group, the provision of satellite-delivered video entertainment, information and home shopping programming services to various video distribution media, principally cable television systems. Liberty Media Group also has investments in cable and telecommunications operations and television programming in certain international markets as well as investments in companies and joint ventures involved in developing and providing programming for new television and telecommunications technologies.

         Prior to the AT&T Merger, the Company's assets and operations were included in three separate groups, each of which was tracked separately by public equity securities. These groups were formerly known as the Liberty Media Group (referred to herein as the Old Liberty Group), the TCI Ventures Group and the TCI Group.

         The Old Liberty Group was intended to reflect the separate performance of TCI's assets which produce and distribute programming services.

         The TCI Ventures Group was intended to reflect the separate performance of TCI's principal international assets and businesses and substantially all of TCI's non-cable and non-programming assets.

         The TCI Group was intended to reflect the separate performance of TCI and its subsidiaries and assets not attributed to the Old Liberty Group or TCI Ventures Group. Such subsidiaries and assets are comprised primarily of TCI's domestic cable and communications business. For additional information, see note 1 to the accompanying consolidated financial statements.

         The TCI Group was tracked separately through the TCI Group Series A Stock and the TCI Group Series B Stock. The Old Liberty Group was tracked separately through the Liberty Group Series A Stock and Liberty Group Series B Stock. The TCI Ventures Group was tracked separately through the TCI Ventures Group Series A Stock and TCI Ventures Group Series B Stock.

         Following the AT&T Merger, the authorized capital of TCI consists of 3,552,375,096 shares, consisting of 3,550,000,000 shares of common stock, par value $.01 per share, and 2,375,096 shares of Preferred Stock. The Preferred Stock is divided into two classes: 700,000 shares of Class A Preferred Stock, par value $.01 per share, and 1,675,096 shares of Class B Preferred Stock, par value $.01 per share.

         Merger and Restructuring

         On March 9, 1999, AT&T acquired TCI in the AT&T Merger in which Italy Merger Corp., a wholly-owned subsidiary of AT&T, merged with and into TCI, and TCI thereby became a wholly-owned subsidiary of AT&T. As a result of the AT&T Merger, (i) each share of TCI Group Series A Stock was converted into 0.7757 of a share of AT&T Common Stock (1.16355 shares as adjusted for an April 1999 three-for-two AT&T stock split), (ii) each share of TCI Group Series B Stock was converted into 0.8533 of a share of AT&T Common Stock (1.27995 shares as adjusted for an April 1999 three-for-two AT&T stock split), (iii) each share of Liberty Group Series A Stock was converted into one share of a newly created class of AT&T common stock designated as the AT&T Liberty Class A Tracking Stock, (iv) each share of Liberty Group Series B Stock was converted into one share of a newly created class of AT&T common stock designated as the AT&T Liberty Class B Tracking Stock, (v) each share of TCI Ventures Group Series A Stock was converted into 0.52 of a share of AT&T Liberty Class A Tracking Stock, (vi) each share of TCI Ventures Group Series B Stock was converted into
0.52 of a share of AT&T Liberty Class B Tracking Stock, (vii) each share of Series C-TCI Group Preferred Stock was converted into 103.059502 shares of AT&T Common Stock (154.589253 shares as adjusted for an April 1999 three-for-two AT&T stock split), (viii) each share of Series C-Liberty Media Group Preferred Stock was converted into 56.25 shares of AT&T Liberty Class A Tracking Stock,
(ix) each share of Series G Preferred Stock was converted into 0.923083 of a share of AT&T Common Stock (1.3846245 shares as adjusted for an April 1999 three-for-two AT&T stock split) and (x) each share of Series H Preferred Stock was converted into 0.590625 of a share of AT&T Liberty Class A Tracking Stock. Following the AT&T Merger, each share of Class B Preferred Stock continues to be outstanding as the Class B Preferred Stock with the same rights and preferences such stock had prior to the AT&T Merger. In general, the holders of shares of AT&T Liberty Class A Tracking Stock and the holders of shares of AT&T Liberty Class B Tracking Stock will vote together as a single class with the holders of shares of AT&T Common Stock on all matters presented to such stockholders, with the holders being entitled to one-tenth (1/10th) of a vote for each share of AT&T Liberty Class A Tracking Stock held, 1 vote per share of AT&T Liberty Class B Tracking Stock held and 1 vote per share of AT&T Common Stock held.

         The shares of AT&T Liberty Tracking Stock issued in the AT&T Merger are intended to reflect the separate performance of the businesses and assets attributed to Old Liberty Group and TCI Ventures Group at the time of the AT&T Merger. References herein to Liberty/Ventures Group refer to the combined assets and businesses of Old Liberty Group and TCI Ventures Group for periods prior to the AT&T Merger, and subsequent to the AT&T Merger such combined assets and businesses are referred to as Liberty Media Group. Pursuant to, and subject to the terms and conditions set forth in, the Merger Agreement, immediately prior to the AT&T Merger, certain assets previously attributed to TCI Ventures Group (including, among others, the shares of AT&T Common Stock received in the merger of AT&T and TCG, the stock of @Home attributed to TCI Ventures Group, the assets and business of NDTC and TCI Ventures Group's equity interest in WTCI were transferred to TCI Group in exchange for approximately $5.5 billion in cash. Also, upon consummation of the AT&T Merger, through a new tax sharing agreement between Liberty Media Group and AT&T, Liberty Media Group became entitled to the benefit of approximately $2.0 billion of net operating loss carryforwards attributable to all entities included in TCI's consolidated federal income tax return as of the date of the AT&T Merger. Such net operating loss carryforwards are subject to adjustment by the Internal Revenue Service and are subject to limitations on usage which may affect the ultimate amount utilized. Additionally, certain warrants to purchase shares of GI previously attributed to TCI Group were transferred to Liberty/Ventures Group in exchange for approximately $176 million in cash. The transfer of certain immaterial assets was also effected.

         Immediately prior to the AT&T Merger, AT&T and Liberty Media Corporation entered into an agreement relating to the carriage of programming of Liberty Media Corporation and its affiliates to be distributed over the AT&T cable systems. Pursuant to this agreement, Liberty Media Corporation will be granted, among other rights, "preferred vendor status" with respect to certain types of new programming services. Liberty Media Corporation will also be entitled to the use channel capacity equal to one six megahertz channel to be used for category specific interactive video channels. In addition, such agreement also provided for the extension of existing affiliation agreements between TCI and programming affiliates of Liberty Media Corporation to a date not less than 10 years from the closing of the AT&T Merger, upon the terms and conditions set forth in such agreement.

         Pursuant to amended corporate governance documents for the entities included in Liberty Media Group and certain agreements among AT&T and TCI, the business of Liberty Media Group will continue to be managed by certain persons who were members of TCI's management prior to the AT&T Merger. AT&T will initially designate one third of the directors of such entities and its rights as the sole shareholder of the common stock of such entities following the AT&T Merger will, in accordance with Delaware law, be limited to actions which will require shareholder approval. Therefore, management has concluded that TCI does not have a controlling financial interest (as that term is used in Statement of Financial Accounting Standards No. 94) in the entities comprising the Liberty Media Group following the AT&T Merger, and will account for its ownership interests in such entities under the equity method.

         Accordingly, effective with the AT&T Merger, the results of operations of the entities attributed to Liberty/Ventures Group (exclusive of @Home, NDTC and WTCI which were transferred to TCI Group immediately prior to the AT&T Merger) will no longer be consolidated in the TCI consolidated financial statements. The results of operations for such deconsolidated entities prior to the date of the deconsolidation is discussed further below under the caption Material Changes in Results of Operations - Adjusted Liberty/Ventures Group.

         Pursuant to the Final Judgment agreed to by TCI, AT&T and the DOJ on December 30, 1998, Liberty/Ventures Group prior to the AT&T Merger transferred all of the equity securities of Sprint beneficially owned by the Liberty/Ventures Group to a trust with an independent trustee, pursuant to a trust agreement approved by the DOJ. The Final Judgment, if entered by the United States District Court for the District of Columbia, would require the Trustee, on or before May 23, 2002, to dispose of a portion of the Sprint Securities held by the trust and beneficially owned by Liberty Media Group sufficient to cause Liberty Media Group to own beneficially no more than 10% of the outstanding Series 1 PCS Stock of Sprint on a fully diluted basis (assuming the issuance of all shares of Series 1 PCS Stock of Sprint ultimately issuable in respect of the applicable securities of Sprint upon the exercise, conversion or other issuance thereof in accordance with the terms of such securities) on such date. On or before May 23, 2004, the Trustee must divest the remainder of the Sprint Securities beneficially owned by Liberty Media Group.

         The Trust Agreement grants the Trustee the sole right to sell the Sprint Securities and provides that all decisions regarding such divestiture will be made by the Trustee without discussion or consultation with AT&T or the entities in the Liberty Media Group; however, the Final Judgment would provide that the Trustee shall consult with the board of directors of the Liberty Media Group entity that owns Sprint Securities regarding such divestiture (other than certain directors appointed by AT&T following the AT&T Merger and any director, officer or shareholder that owns more than 0.10% of the outstanding AT&T Common Stock). The Trustee has the power and authority to accomplish such divestiture only in a manner reasonably calculated to maximize the value of the Sprint Securities beneficially owned by Liberty Media Group.

         The Final Judgment would provide that the Trustee vote the Sprint Securities beneficially owned by Liberty Media Group in the same proportion as other holders of Sprint's PCS common stock so long as such securities are held by the trust. The Final Judgment also would prohibit the acquisition by Liberty Media Group of additional Sprint Securities (other than in connection with the exercise or conversion, as applicable, of certain Sprint Securities) without the prior written consent of the DOJ.

         Immediately prior to the AT&T Merger, TCI consummated the Restructuring. The Restructuring included merging TCI's cable subsidiary, TCIC, into TCI. As a result of TCIC's merger with TCI, all assets and liabilities of TCIC have been assumed by TCI, including TCIC's public debt. In connection with TCIC's merger with TCI, each share of TCIC's Cumulative Exchangeable Preferred Stock, Series A was converted into 2.119 shares of TCI Group Series A Stock, and such shares of TCI Group Series A Stock were subsequently converted into AT&T Common Stock in connection with the AT&T Merger. All other public securities issued by subsidiaries of TCIC (other than TCI Pacific Communications, Inc. ("Pacific")) otherwise remained unaffected. Furthermore, as part of the Restructuring, (i) AT&T loaned TCI $5.5 billion pursuant to a promissory note, (ii) certain asset transfers were made between TCI and its subsidiaries, (iii) 123,896 shares of the Series F Preferred Stock, which were held by subsidiaries of TCI, were converted into 185,428,946 shares of TCI Group Series A Stock (which in turn were converted into 143,837,233 shares of AT&T Common Stock (215,755,850 shares as adjusted for an April 1999 three-for-two AT&T stock split) in the AT&T Merger and continue to be held by subsidiaries of TCI), (iv) the remaining 154,411 shares of Series F Preferred Stock which were formerly held by subsidiaries of TCI were distributed to TCI through a series of liquidations and canceled, and (v) 125,728,816 shares of TCI Group Series A Stock, 9,154,134 shares of TCI Group Series B Stock, 6,654,367 shares of Liberty Group Series A Stock, 3,417,187 shares of Liberty Group Series B Stock, and 67,536 shares of Class B Preferred Stock, each formerly held by subsidiaries of TCI, were distributed to TCI through a series of liquidations and canceled.

         After the AT&T Merger, under the terms of the Exchangeable Preferred Stock, each share of that preferred stock is exchangeable, from and after August 1, 2001, for approximately 4.225 shares of AT&T Common Stock (6.3375 shares as adjusted for an April 1999 three-for-two AT&T stock split), subject to certain anti-dilution adjustments. Additionally, after the AT&T Merger, Pacific may elect to make any dividend, redemption or liquidation payment on the Exchangeable Preferred Stock in cash, by delivery of shares of AT&T Common Stock or by a combination of the foregoing forms of consideration.

         For information concerning the accounting treatment of the AT&T Merger, see note 2 to the accompanying consolidated financial statements.

         Year 2000

         During the three months ended March 31, 1999, the Company continued its enterprise-wide, comprehensive efforts to assess and remediate its computer systems and related software and equipment to ensure such systems, software and equipment recognize, process and store information in the year 2000 and thereafter. The Company's year 2000 remediation efforts include an assessment of its most critical systems, such as customer service and billing systems, headends and other cable plant systems that support the Company's programming services, business support operations, and other equipment and facilities. The Company also continued its efforts to verify the year 2000 readiness of its significant suppliers and vendors and continued to communicate with significant business partners and affiliates to assess such partners and affiliates' year 2000 status.

         The Company has a year 2000 Program Management Office to organize and manage its year 2000 remediation efforts. The PMO is responsible for overseeing, coordinating and reporting on the Company's year 2000 remediation efforts. At March 31, 1999, it was comprised of a 230-member, full-time staff, accountable to executive management of the Company.

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

         At March 31, 1999, TCI's overall progress by phase was as follows:

                             Percentage of Year 2000       Expected Completion Date --
Phase                      Projects Completed by Phase*    All Year 2000 Projects
-----                      ----------------------------    ---------------------------
Phase 1-Assessment                    85%                           May 1999
Phase 2-Remediation                   48%                          July 1999
Phase 3-Testing                       34%                        September 1999
Phase 4-Implementation                21%                         October 1999

---------------------
*The percentages set forth above were calculated by dividing the number of year 2000 projects that have completed a given phase by the total number of year 2000 projects.

         The completion dates set forth above are based on the Company's current expectations. However, due to the uncertainties inherent in year 2000 remediation, no assurances can be given as to whether such projects will be completed on such dates.

         The Company is completing an inventory of critical systems with embedded technologies that impact its operations and is currently determining the correct remediation approach. The embedded technologies assessments are expected to be complete by May of 1999.

         During the three months ended March 31, 1999, the Company continued its survey of significant third-party vendors and suppliers whose systems, services or products are important to the Company's operations (e.g., suppliers of addressable controllers and set-top devices, and the provider of the Company's billing services). The year 2000 readiness of such providers is critical to continued provision of the Company's cable service. The Company has received information that critical systems, services or products supplied to the Company by third parties are either year 2000 ready or are expected to be year 2000 ready by mid-1999.

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

         Significant market value is associated with the Company's investments in certain public and private corporations, partnerships and other businesses. Accordingly, the Company is monitoring the public disclosure of CSC and other publicly-held business entities to determine their year 2000 readiness. In addition, the Company has surveyed and monitored the year 2000 status of certain privately-held business entities in which the Company has significant investments. For updated information related to CSC's year 2000 programs, please refer to the most recent periodic filings with the Securities and Exchange Commission of CSC.

         Year 2000 expenses and capital expenditures incurred in the two months ended February 28, 1999 were $11 million and $2 million, respectively. Year 2000 expenses and capital expenditures incurred in the one month ended March 31, 1999 were $6 million and $1 million, respectively. Such expenses and capital expenditures for the one month ended March 31, 1999 are exclusive of costs attributable to Liberty Media Group, which was deconsolidated as of March 1, 1999. See Merger and Restructuring, above. Management of the Company currently estimates the remaining costs, exclusive of future costs attributable to the assessment and remediation of year 2000 issues associated with Liberty Media Group, to be not less than $103 million, bringing the total estimated cost associated with the Company's year 2000 remediation efforts to be not less than $136 million (including $32 million for replacement of noncompliant information technology ("IT") systems). Also included in this estimate is $10 million in future payments to be made pursuant to unfulfilled executory contracts or commitments with vendors for year 2000 remediation services. Although no assurances can be given, management currently expects that (i) cash flow from operations or advances from AT&T will fund the costs associated with year 2000 compliance and (ii) the total projected cost associated with the Company's year 2000 program will not be material to the Company's financial position, results of operations or cash flows.

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

         MATERIAL CHANGES IN RESULTS OF OPERATIONS

         GENERAL

         As described in notes 1 and 2 to the accompanying consolidated financial statements, for financial reporting purposes the AT&T Merger and the related Restructuring are deemed to have occurred on March 1, 1999. Accordingly, the financial statements for periods prior to March 1, 1999 are referred to herein as Old TCI, and the financial statements for periods subsequent to February 28, 1999 are referred to herein as New TCI. Due to the March 1, 1999 application of purchase accounting in connection with the AT&T Merger, the predecessor consolidated financial statements of Old TCI are not comparable to the successor consolidated financial statements of New TCI.

         Summarized operating data with respect to New TCI and Old TCI is presented below for the indicated periods:

                                                      New TCI                 Old TCI
                                                     ---------      -----------------------------
                                                     One month       Two months      Three months
                                                      ended           ended            ended
                                                     March 31,      February 28,      March 31,
                                                       1999            1999             1998
                                                     ---------      ------------     ------------
                                                                  amounts in millions
Revenue                                               $   483     |    1,145          1,890
                                                                  |
Operating expenses                                        188     |      467            748
Selling, general and administrative                               |
  expenses                                                117     |      311            437
Year 2000 costs                                             6     |       11             --
AT&T merger costs                                          --     |       65             --
Stock compensation                                        (45)    |      366            229
Write-off of in-process research and                              |
  development costs                                       594     |       --             --
Depreciation and amortization                             167     |      277            434
                                                      -------     |   ------         ------
                                                        1,027     |    1,497          1,848
                                                      -------     |   ------         ------
     Operating income (loss)                             (544)    |     (352)            42
                                                                  |
Interest expense                                          (69)    |     (161)          (284)
Interest and dividend income                                3     |       13             21
Share of losses of Liberty Media Group                    (58)    |       --             --
Share of losses of the Other Affiliates, net              (77)    |     (161)          (238)
Minority interests in earnings of consolidated                    |
    subsidiaries, net                                     (15)    |      (26)           (30)
Gains on issuance of equity interests by                          |
    subsidiaries                                           --     |      389             38
Gains on disposition of assets, net                        10     |      144          1,063
Other, net                                                 (5)    |       (3)           (10)
                                                      -------     |   ------         ------
                                                         (211)    |      195            560
                                                      -------     |   ------         ------
                                                                  |
    Earnings (loss) before income taxes                           |
       and extraordinary loss                            (755)    |     (157)           602
                                                                  |
Income tax benefit (expense)                               15     |     (119)          (246)
                                                      -------     |   ------         ------
                                                                  |
    Earnings (loss) before extraordinary                          |
        loss                                             (740)    |     (276)           356
                                                                  |
Extraordinary loss, net of income tax                             |
        benefit                                            --     |       (5)           (10)
                                                      -------     |   ------         ------
     Net earnings (loss)                              $  (740)    |     (281)           346
                                                      =======     |   ======         ======

         Due to the consummation of the AT&T Merger, the Company's 1999 statement of operations includes information reflecting the one-month period ended March 31, 1999 and the two-month period ended February 28, 1999. Also, prior to March 1, 1999 the Company consolidated the operations of Liberty/Ventures Group, and subsequent to February 28, 1999 the Company accounted for its ownership interests in Liberty Media Group under the equity method. The following discussion of the Company's results of operations includes a section that addresses the combined operating results of the former TCI Group and @Home, NDTC and WTCI (collectively, the "Adjusted TCI Group") and a section that addresses the combined operating results of Liberty/Ventures Group, exclusive of @Home, NDTC and WTCI (the "Adjusted Liberty/Ventures Group").

         Adjusted TCI Group

         In order to provide a meaningful basis for comparing the quarters ended March 31, 1999 and 1998 for purposes of the following table and discussion, the combined operating results of Adjusted TCI Group for the one month ended March 31, 1999 have been combined with the combined operating results of Adjusted TCI Group for the two months ended February 28, 1999, and the resulting three-month operating results are compared to the combined operating results of Adjusted TCI Group for the three months ended March 31, 1998. Depreciation, amortization and certain other line items included in the operating results of Adjusted TCI Group are not necessarily comparable between periods as the one-month successor period ended March 31, 1999 includes the effects of purchase accounting adjustments related to the AT&T Merger, and prior predecessor periods do not. The combining of predecessor and successor accounting periods is not acceptable under generally accepted accounting principles. See note 2 to the accompanying consolidated financial statements. The unaudited combined results of operations for Adjusted TCI Group are as follows:

                                                            Adjusted TCI Group
                                                        ----------------------------
                                                        Three months ended March 31,
                                                        ----------------------------
                                                           1999           1998
                                                        -------------  -------------
                                                             amounts in millions
Revenue                                                 $ 1,424          1,627

Operating expenses                                         (575)          (619)
Selling, general and administrative expenses               (352)          (355)
Year 2000 costs                                             (17)            --
AT&T merger costs                                           (65)            --
Stock compensation                                         (138)           (70)
Write-off of in-process research and development
  costs                                                    (594)            --
Depreciation and amortization                              (422)          (403)
                                                        -------         ------

  Operating income (loss)                                  (739)           180

Interest expense                                           (205)          (276)
Share of losses of the Other Affiliates, net               (171)             2
Minority interests in earnings of consolidated
  subsidiaries, net                                         (35)           (33)
Gain on issuance of equity interests by
  subsidiary                                                 17             --
Gains on disposition of assets, net                         139            511
Other, net                                                    1             (4)
                                                        -------         ------
  Earnings (loss) before income taxes and
    extraordinary loss                                     (993)           380
Income tax benefit (expense)                                103           (159)
                                                        -------         ------

  Earnings (loss) before extraordinary loss                (890)           221

Extraordinary loss, net of income tax benefit                (5)           (10)
                                                        -------         ------

  Net earnings (loss)                                   $  (895)           211
                                                        =======         ======

         Acquisitions and Dispositions

         Since January 1, 1998, Adjusted TCI Group has contributed cable television systems serving approximately 3,170,000 customers to a number of joint ventures in which Adjusted TCI Group has retained non-controlling ownership interests. Contribution transactions during the three months ended March 31, 1999 and 1998 accounted for approximately 416,000 and 1,065,000, respectively, of such contributed customers. Adjusted TCI Group also has completed certain other acquisitions and dispositions since January 1, 1998. The above-described transactions adversely affect the comparability of operating results between periods. Accordingly, in the following discussion, the collective effects of acquisitions and dispositions are sometimes excluded in order to provide a more meaningful basis of comparison.

         Revenue and Expenses

         Adjusted TCI Group's revenue decreased $203 million or 12% for the three months ended March 31, 1999, as compared to the corresponding prior year period. Exclusive of the effects of acquisitions and dispositions, revenue increased $109 million or 8%. Revenue from domestic cable customers accounted for a 6% increase in revenue, primarily due to the net effect of a 3% increase in basic revenue, an increase in revenue from digital products and a 4% decrease in premium revenue. The Company experienced a 2% increase in its average basic rate, an increase of 1% in the number of average basic customers, a 7% decrease in its average rate for traditional premium services and a 4% increase in the number of average traditional premium subscriptions. Additionally, revenue increases from @Home and NDTC accounted for a 2% increase in Adjusted TCI Group revenue.

         Adjusted TCI Group's operating expenses decreased $44 million or 7% for the three months ended March 31, 1999, as compared to the corresponding prior year period. Exclusive of the effects of acquisitions and dispositions, operating expenses increased $92 million or 20%. Higher programming costs accounted for more than one half of such increase. It is anticipated that Adjusted TCI Group's programming costs will continue to increase in future periods. The remaining increase relates primarily to higher labor costs and launch and development costs related to the roll-out of Adjusted TCI Group's digital video products.

         Adjusted TCI Group's selling, general and administrative expenses increased $3 million or 1% for the three months ended March 31, 1999, as compared to the corresponding prior year period. Exclusive of the effects of acquisitions and dispositions, the expenses increased $31 million or 10%. The increase is due primarily to increases in billing costs and increases in selling, general and administrative expenses of @Home.

         Adjusted TCI Group's year 2000 costs include fees and other expenses incurred directly in connection with Adjusted TCI Group's comprehensive efforts to review and correct computer systems, equipment and related software to ensure readiness for the year 2000. See detailed discussion above.

         AT&T merger costs incurred by Adjusted TCI Group include investment advisory, legal and accounting fees, and other incremental pre-closing costs directly related to the AT&T Merger. See note 2 to the accompanying consolidated financial statements.

         Adjusted TCI Group records stock compensation relating to restricted stock awards, options and/or stock appreciation rights granted by the Company to certain employees and directors. The amount of expense associated with stock compensation for Adjusted TCI Group is based on the vesting of the related stock options and stock appreciation rights and the market price of the underlying common stock as of the date of the accompanying consolidated financial statements. The estimated compensation liability relating to vested stock appreciation rights has been recorded as of March 31, 1999, and is subject to future adjustment based upon market values and, ultimately, on the final determination of market values when such rights are exercised. See note 2 to the accompanying consolidated financial statements.

The write-off of in-process research and development costs of $594 million during March 1999 reflects the value, as of the date of the AT&T Merger, of New TCI Group's research and development projects which have not yet reached technological feasibility and which have no alternative for future use. See note 2 to the accompanying consolidated financial statements.

         Adjusted TCI Group's depreciation and amortization expense increased $19 million or 5% for the three months ended March 31, 1999, as compared to the corresponding prior year period. Such increase includes a $42 million increase in amortization expense and a $23 million decrease in depreciation expense. The increase in amortization expense is primarily attributable to the effects of purchase accounting during the one month ended March 31, 1999. Such increase in amortization expense is partially offset by the effects of dispositions. The decrease in depreciation expense includes the net effect of (i) decreases attributable to dispositions and purchase accounting, and (ii) increases attributable to capital expenditures and acquisitions. See note 2 to the accompanying consolidated financial statements.

         Other Income and Expenses

         Adjusted TCI Group's interest expense decreased $71 million or 26% for the three months ended March 31, 1999, as compared to the corresponding prior year period. The decrease is primarily the result of lower weighted average debt balances resulting from debt reductions attributable to certain disposition transactions in 1998 and 1999. Adjusted TCI Group's debt balances increased on March 9, 1999 as a result of amounts borrowed by Adjusted TCI Group from AT&T pursuant to the AT&T Notes. See note 8 to the accompanying consolidated financial statements.

         Adjusted TCI Group's investments in the Other Affiliates are comprised of limited partnerships and other entities that are primarily engaged in the domestic cable television business or other communications services businesses. Adjusted TCI Group's share of earnings (losses) of affiliates was ($171 million) and $2 million for the three months ended March 31, 1999 and 1998, respectively. Adjusted TCI Group's share of losses of the Other Affiliates includes three months of Adjusted TCI Group's share of CSC's losses in the 1999 period, as compared to only one month of such losses in the 1998 period. Additionally, the 1999 losses include increased amortization due to the effects of purchase accounting during the one month ended March 31, 1999. See note 2 to the accompanying consolidated financial statements. Additionally, Adjusted TCI Group's share of the Other Affiliates' losses during the three months ended March 31, 1998 includes Adjusted TCI Group's share of gains recognized by two affiliates in connection with certain transactions.

         Minority interests in earnings of consolidated subsidiaries aggregated $35 million and $33 million for the three months ended March 31, 1999 and 1998, respectively. Such amounts include dividends on the Trust Preferred Securities and other preferred securities of TCI subsidiaries attributed to Adjusted TCI Group of $45 million during each of the three-month periods ended March 31, 1999 and 1998. Such dividends are offset in part by the minority interests share of the losses of @Home. See notes 9 and 13 to the accompanying consolidated financial statements.

         During the two months ended February 28, 1999, @Home issued 1.1 million common shares. Due to the resulting increase in @Home's equity, net of the dilution of Adjusted TCI Group's ownership interest in @Home, Adjusted TCI Group recognized a gain of $17 million.

         Adjusted TCI Group's gains on disposition of assets of $139 million during the three months ended March 31, 1999 include a $123 million gain related to the sale of certain cable television systems serving approximately 145,000 customers. Adjusted TCI Group's gains on disposition of assets of $511 million during the three months ended March 31, 1998 are primarily attributable to the March 4, 1998 contribution of cable television systems to CSC. See notes 6 and 7 to the accompanying consolidated financial statements.

         In connection with certain redemptions of notes payable, Adjusted TCI Group recognized extraordinary losses on early extinguishment of debt of $5 million and $10 million during the three months ended March 31, 1999 and 1998, respectively, which are stated net of related deferred income tax benefits of $3 million and $6 million, respectively. Such extraordinary losses related to prepayment penalties amounting to $4 million and $15 million for the three months ended March 31, 1999 and 1998, respectively, and the retirement of deferred loan costs.

         Net Earnings (Loss)

         As a result of the above-described fluctuations in Adjusted TCI Group's results of operations, Adjusted TCI Group's net loss (before preferred stock dividend requirements) of $895 million for the three months ended March 31, 1999 changed by $1,106 million, as compared to Adjusted TCI Group's net earnings (before preferred stock dividend requirements) of $211 million for the three months ended March 31, 1998.

         Adjusted Liberty/Ventures Group (i.e. exclusive of @Home, NDTC and
         WTCI)

         The consolidated operating results of the Company for the two months ended February 28, 1999 and three months ended March 31, 1998 include the operations of entities attributed to the Liberty/Ventures Group during such periods. For the one month ended March 31, 1999, the Company's investment in Liberty Media Group was accounted for under the equity method. The following table presents certain combined operating information of Adjusted Liberty/Ventures Group for the periods in which such information was included in the Company's consolidated financial statements:

                                                       Adjusted Liberty/Ventures Group
                                                       ---------------------------------
                                                          Two months       Three months
                                                            ended            ended
                                                       February 28, 1999  March 31, 1998
                                                       -----------------  --------------
                                                              amounts in millions
   Revenue                                                 $ 235            317
                                                           -----           ----

   Cost of sales, operating costs and expenses:
       Operating                                             112            184
       Selling, general and administrative                    76             82
       Stock compensation                                    183            158
       Depreciation and amortization                          22             27
                                                           -----           ----
                                                             393            451
                                                           -----           ----

            Operating loss                                  (158)          (134)

   Other income (expense):
       Interest expense                                      (25)           (14)
       Dividend and interest income                           10             17
       Share of losses of affiliates, net                    (67)          (239)
       Minority interests in losses of attributed
          subsidiaries                                        (7)            --
       Gains on dispositions, net                             15            552
       Gains on issuance of equity by affiliates
          and subsidiaries                                   372             38
       Other, net                                             (2)             2
                                                           -----           ----
                                                             296            356
                                                           -----           ----

          Earnings before income taxes                       138            222

   Income tax expense                                       (206)           (87)
                                                           -----           ----

          Net earnings (loss)                              $ (68)           135
                                                           =====           ====

         The foregoing results of operations of Adjusted Liberty/Ventures Group are not comparable in that the 1999 period includes two months of operations and the 1998 period includes three months of operations. In addition to fluctuations that are attributable to the different lengths of the 1999 and 1998 periods, other factors have contributed to changes between such periods. Such changes are discussed in relative terms below.

         The combined revenue of Adjusted Liberty/Ventures Group includes programming revenue charged to Adjusted TCI Group and non-affiliates. The relative increase in revenues relates primarily to higher revenue from the distribution of "Encore" premium movie services to cable operators, including Adjusted TCI Group, and higher revenue from TV Guide, Inc.

         Changes in Adjusted Liberty/Ventures Group's operating expenses relate primarily to relatively higher costs to acquire programming content from suppliers due primarily to an increase in first run movie content as a percent of Encore's total movie content. Such first run movies are generally obtained at higher costs than movies which are not first run. Other miscellaneous increases include higher music rights costs and higher copyright fees.

         Changes in Adjusted Liberty/Ventures Group's selling, general and administrative expenses relate primarily to relatively higher contract labor, marketing and marketing support costs.

         Adjusted Liberty/Ventures Group recorded stock compensation relating to restricted stock awards, options and/or stock appreciation rights granted by the Company to certain employees and directors of Adjusted Liberty/Ventures Group. The amount of expense associated with stock compensation is based on the vesting of the related stock options and stock appreciation rights and the market price of the underlying common stock as of the end of the periods presented.

         Adjusted Liberty/Ventures Group's interest and dividend income consisted primarily of (i) dividends received on a series of Time Warner, Inc. ("Time Warner") common stock with limited voting rights, (ii) dividends received on preferred stock of Fox Kids Worldwide, Inc. ("FKW Preferred Stock"), and (iii) interest income from cash balances and other interest-earning assets. Dividends received on the Time Warner common stock aggregated $3 million and $5 million, and dividends received on the FKW Preferred Stock aggregated $5 million and $8 million, during the two months ended February 28, 1999 and the three months ended March 31, 1998, respectively.

         Investments in affiliates are comprise of limited partnerships and other entities that are primarily engaged in programming and communications services businesses. Adjusted Liberty/Ventures Group's share of losses of affiliates were $67 million, and $239 million during the two months ended February 28, 1999 and the three months ended March 31, 1998, respectively.

         Adjusted Liberty/Ventures Group's share of losses for the two months ended February 28, 1999 were primarily comprised of (i) its share of losses of Telewest Communications plc, which aggregated $38 million during the period, and (ii) its share of losses of other foreign affiliates, which aggregated $27 million during the period.

         Adjusted Liberty/Ventures Group's share of losses for the three months ended March 31, 1998 were primarily comprised of (i) its share of the losses of Sprint Spectrum Holding Company, L.L.P., MinorCo, L.P. and PhillieCo Partnership I, L.P. (the "PCS Ventures"), (ii) its share of Fox/Liberty Networks' ("Fox Sports") losses, and (iii) its share of losses of various foreign affiliates. During the three months ended March 31, 1998, Adjusted Liberty/Ventures Group's share of the PCS Ventures' losses was $155 million. As a result of a November 1998 transaction, Adjusted Liberty/Ventures Group no longer accounts for its investment in the PCS Ventures under the equity method. Prior to the first quarter of 1998, Adjusted Liberty/Ventures Group had no obligation, nor intention, to fund Fox Sports. During 1998, Adjusted Liberty/Ventures Group made the determination to provide funding to Fox Sports based on specific transactions consummated by Fox Sports. Consequently, Adjusted Liberty/Ventures Group's share of losses of Fox Sports for 1998 includes previously unrecognized losses of Fox Sports of approximately $36 million. Losses for Fox Sports were not recognized in prior periods due to the fact that Adjusted Liberty/Ventures Group's investment in Fox Sports was less than zero.

         Adjusted Liberty/Ventures Group's gain on disposition of $552 million during the 1998 period is primarily the result of Adjusted Liberty/Ventures Group's sale to Time Warner of the business of Southern Satellite Systems, Inc. and certain of its subsidiaries.

         Gains on issuance of equity interests by subsidiaries were $372 million and $38 million during the two months ended February 28, 1999 and the three months ended March 31, 1998, respectively. The 1999 gains relate primarily to the issuance of common stock by UVSG, in connection with its acquisition of the business of TV Guide. The 1998 gains primarily relate to the February 1998 equity issuance by Liberty/Ventures Group's then subsidiary, Superstar/Netlink Group LLC. See note 7 to the accompanying consolidated financial statements.

         The Company's share of the losses of Liberty Media Group was $58 million for the one month ended March 31, 1999. If Adjusted Liberty/Ventures Group had been deconsolidated January 1, 1998, the Company's share of Adjusted Liberty/Ventures Group's net earnings (losses) would have been $(126) million and $135 million for the three months ended March 31, 1999 and 1998, respectively. Liberty Media Group's operating results for the month ended March 31, 1999 included additional depreciation and amortization as a result of the application of purchase accounting in connection with the AT&T Merger.

         MATERIAL CHANGES IN FINANCIAL CONDITION

         As described in greater detail in note 2 to the accompanying consolidated financial statements, on March 9, 1999, TCI was acquired by AT&T in a merger and TCI thereby became a subsidiary of AT&T. The AT&T Merger also resulted in the deconsolidation of the businesses and assets attributed to Liberty Media Group at the time of the AT&T Merger.

         Pursuant to the Merger Agreement, immediately prior to the AT&T Merger, certain assets previously attributed to TCI Ventures Group (including, among others, the shares of AT&T Common Stock received in the merger of AT&T and TCG, the stock of @Home attributed to TCI Ventures Group, the assets and business of NDTC and TCI Ventures Group's equity interest in WTCI) were transferred to TCI Group in exchange for approximately $5.5 billion in cash. Also, upon consummation of the AT&T Merger, through a new tax sharing agreement between Liberty Media Group and AT&T, Liberty Media Group became entitled to the benefit of approximately $2.0 billion of net operating loss carryforwards attributable to all entities included in TCI's consolidated federal income tax return as of the date of the AT&T Merger. Such net operating loss carryforwards are subject to adjustment by the Internal Revenue Service and are subject to limitations on usage which may affect the ultimate amount utilized. Additionally, certain warrants to purchase shares of GI previously attributed to TCI Group were transferred to Liberty/Ventures Group in exchange for approximately $176 million in cash. TCI funded the $5.5 billion payment to Liberty/Ventures Group through borrowings from AT&T. Such borrowings are evidenced by a $5.5 billion promissory note. Such promissory note accrues interest at LIBOR, plus 15 basis points, and is due and payable on demand on or before March 9, 2004.

         Immediately prior to the AT&T Merger, TCI consummated the Restructuring. The Restructuring included merging TCI's cable subsidiary, TCIC, into TCI. As a result of TCIC's merger with TCI, all assets and liabilities of TCIC have been assumed by TCI, including TCIC's public debt. In connection with TCIC's merger with TCI, each share of TCIC's Cumulative Exchangeable Preferred Stock, Series A, was converted into 2.119 shares of TCI Group Series A Stock, and such shares of TCI Group Series A Stock were subsequently converted into AT&T Common Stock in connection with the AT&T Merger. All other public securities issued by subsidiaries of TCIC (other than Pacific) otherwise remained unaffected. Furthermore, as part of the Restructuring, (i) AT&T loaned TCI $5.5 billion pursuant to a promissory note, (ii) certain asset transfers were made between TCI and its subsidiaries, (iii) 123,896 shares of Series F Preferred Stock, which were held by subsidiaries of TCI, were converted into 185,428,946 shares of TCI Group Series A Stock (which in turn were converted into 143,837,233 shares of AT&T Common Stock (215,755,850 shares as adjusted for an April 1999 three-for-two AT&T stock split) in the AT&T Merger and continue to be held by subsidiaries of TCI), (iv) the remaining 154,411 shares of Series F Preferred Stock which were formerly held by subsidiaries of TCI were distributed to TCI through a series of liquidations and canceled, and (v) 125,728,816 shares of TCI Group Series A Stock, 9,154,134 shares of TCI Group Series B Stock, 6,654,367 shares of Liberty Group Series A Stock, 3,417,187 shares of Liberty Group Series B Stock, and 67,536 shares of Class B Preferred Stock, each formerly held by subsidiaries of TCI, were distributed to TCI through a series of liquidations and canceled.

         After the AT&T Merger, under the terms of the Exchangeable Preferred Stock of Pacific, each share of that preferred stock is exchangeable, from and after August 1, 2001, for approximately 4.225 shares of AT&T Common Stock (6.3375 shares as adjusted for an April 1999 three-for-two AT&T stock split), subject to certain anti-dilution adjustments. Additionally, after the AT&T Merger, Pacific may elect to make any dividend, redemption or liquidation payment on the Exchangeable Preferred Stock in cash, by delivery of shares of AT&T Common Stock or by a combination of the foregoing forms of consideration.

         As a result of the deconsolidation of Liberty Media Group in connection with the AT&T Merger, Liberty Media Group's liquidity sources (including the $5.5 billion payment from TCI) will be used towards the liquidity requirements of Liberty Media Group and will not represent a source of liquidity to TCI. Conversely, TCI anticipates that Liberty Media Group will not require funds from TCI to satisfy Liberty Media Group's liquidity requirements.

         The Company's lines of credit were terminated in March 1999 and, accordingly, such lines of credit no longer represent a source of liquidity for the Company. To the extent that funds generated by the Company's operating activities are not sufficient to meet its liquidity needs, the Company anticipates that it would obtain additional financing from AT&T or external sources. No assurance can be given that any such additional financing could be obtained on terms acceptable to the Company.

         At March 31, 1999, the Company held cash and cash equivalents of $401 million which were held entirely by @Home. The cash balances of @Home are intended to be applied towards the liquidity needs of @Home, accordingly @Home's cash balances will not be made available to TCI. TCI's restricted cash is primarily comprised of proceeds received in connection with certain asset dispositions. Such proceeds, which aggregated $46 million at March 31, 1999, are designated to be reinvested in certain identified assets for income tax purposes.

         During the one month ended March 31, 1999, the two months ended February 28, 1999, and the three months ended March 31, 1998 the Company had Operating Cash Flow of $178 million, $367 million and $705 million, respectively. Operating Cash Flow is a measure of value and borrowing capacity within the cable television industry and is not intended to be a substitute for cash flows provided by operating activities, a measure of performance prepared in accordance with generally accepted accounting principles, and should not be relied upon as such. Operating Cash Flow, as defined, does not take into consideration substantial costs of doing business, such as interest expense, and should not be considered in isolation to other measures of performance.

         The Company's operating activities provided (used) cash of $(26) million, $(255) million and $93 million during the one month ended March 31, 1999, the two months ended February 28, 1999, and the three months ended March 31, 1998, respectively. Net cash provided by operating activities generally reflects net cash from operations of TCI available for TCI's liquidity needs after taking into consideration the aforementioned additional substantial costs of doing business not reflected in Operating Cash Flow. Following the deconsolidation of Liberty Media Group in connection with the AT&T Merger, Liberty Media Group's cash flows are no longer be included in the Company's consolidated statements of cash flows.

         Cash provided by (used by) the Company's investing activities aggregated $(215) million, $534 million and $231 million during the one month ended March 31, 1999, the two months ended February 28, 1999, and the three months ended March 31, 1998, respectively. Following the deconsolidation of Liberty Media Group in connection with the AT&T Merger, Liberty Media Group's cash flows are no longer included in the Company's consolidated statements of cash flows.

         The amount of capital expended by TCI for property and equipment was $282 million, $297 million and $246 million during the one month ended March 31, 1999, the two months ended February 28, 1999, and the three months ended March 31, 1998, respectively. Such expenditures primarily relate to TCI's cable distribution systems. TCI estimates that it will expend approximately $5 billion through the period ended December 31, 2000 to expand the capacity of its cable distribution systems to allow for the provision of two-way service offerings. No assurance can be given that actual capital costs will not exceed such estimated capital costs. Additionally, the foregoing estimate does not include customer specific capital costs required to deliver local telephony services. TCI cannot reasonably estimate such costs since the actual capital costs will be largely dependent upon the extent of customer penetration and the average per-unit-cost to install customer premise equipment.

         During the two months ended February 28, 1999, the Company completed a transaction whereby the Company contributed cable television systems to an entity in which the Company had an approximate 80% ownership interest. Through a series of transactions, including the contribution of cash by a third party in exchange for an ownership interest, the Company's ownership interest in such majority-owned entity was diluted to a non-controlling 50% ownership interest. In connection with the associated dilution of the Company's ownership interest, the Company deconsolidated assets and liabilities related to cable television systems serving approximately 416,000 customers. The deconsolidated liabilities included $210 million of debt owed to external parties and $709 million of intercompany debt owed to the Company. In connection with such transaction, the Company has agreed to take certain steps to support compliance by such entity with its payment obligations under certain debt instruments. See note 14 to the accompanying consolidated financial statements. In connection with the 1999 Contribution Transaction, the Company recorded a $9 million increase (net of deferred income taxes of $5 million) to additional paid-in capital. No gain was recognized due to the Company's aforementioned commitment to support the entity's payment obligations under such certain debt instruments.

         Including the 1999 Contribution Transaction, the Company, as of March 31, 1999, had contributed in 1999 or has signed agreements or letters of intent to contribute within the next twelve months, the Contributed Cable Systems serving approximately 1.2 million basic customers to joint ventures in which the Company will retain non-controlling ownership interests. Following the completion of the Contribution Transactions, the Company will no longer consolidate the Contributed Cable Systems. Accordingly it is anticipated that the completion of the Contribution Transactions, as currently contemplated, will result in aggregate estimated reductions (based on 1998 amounts) to the Company's debt, annual revenue and annual Operating Cash Flow of $1.5 billion, $500 million and $200 million, respectively. No assurance can be given that any of the pending Contribution Transactions will be consummated.

         During February 1999, the Company sold cable television assets serving approximately 145,000 customers to an unaffiliated third party for approximately $300 million. The Company recorded a $123 million gain on such disposition.

         During May 1999, AT&T announced two agreements which may result in the acquisition and disposition of cable television systems of TCI. See note 17 to the accompanying consolidated financial statements.

         On January 19, 1999, @Home entered into a merger agreement with Excite, a global internet media company that offers consumers and advertisers comprehensive internet navigation services with extensive personalization capabilities. Under the terms of the merger agreement, @Home will issue approximately 55 million shares of its common stock for all of the outstanding common stock of Excite based on an exchange ratio of 1.041902 shares of @Home's common stock for each share of Excite's common stock. @Home may issue up to approximately 15 million additional shares of common stock in connection with the assumption of obligations under Excite's stock option and employer stock purchase plans and outstanding warrants. @Home will account for the transaction as a purchase. @Home's preliminary estimate of the total purchase consideration is approximately $7 billion, based on the fair value at the time of announcement of the merger, of common stock to be issued and stock option, stock purchase plan and warrant obligations assumed, plus estimated transaction costs. As a result of the proposed merger, the Company's economic interest in @Home would decrease from 38.8% to 26.5%. The merger is subject to several conditions, including approval by both companies' stockholders and the expiration of applicable waiting periods under certain antitrust laws. The pending merger of @Home and Excite and certain related potential changes in @Home's corporate governance documents may impact management's ability to exercise control over @Home's Board of Directors.

         @Home has issued performance-based warrants to certain cable operators to purchase up to 11.6 million shares of @Home Series A common stock at an exercise price of $10.50 per share. Warrants to purchase approximately 920,000 and 330,000 shares of @Home's Series A common stock became exercisable during the year ended December 31, 1998 and the three months ended March 31, 1999. In the event the performance milestones are met with respect to the remaining unexercisable performance based warrants, @Home will record non-cash increases to its intangible assets in future periods based on the difference between the then fair market value of @Home's Series A common stock and the exercise price of $10.50 per share.

         On July 23, 1998, a merger in which TCG agreed to be acquired by AT&T, was consummated. As a result of such merger, TCI received in exchange for all of its interest in TCG, 46,952,832 shares of AT&T Common Stock (70,429,248 shares as adjusted for an April 1999 three-for-two AT&T stock split). Such AT&T common stock was transferred from TCI Ventures Group to TCI Group in connection with the AT&T Merger. See note 2 to the accompanying consolidated financial statements. New TCI treats its investment in AT&T Common Stock as an investment in its parent. Accordingly, TCI's investment in AT&T Common Stock is reflected as a reduction of TCI's equity. TCI does not expect to receive any dividends on its investment in AT&T Common Stock subsequent to the AT&T Merger.

         During February and March, 1999, Old TCI terminated certain equity swap facilities. In connection with the termination of such transactions, Old TCI received aggregate cash payments of $677 million. For additional information see note 10 to the accompanying consolidated financial statements.

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

         TCI is committed to purchase billing services from a third party pursuant to three successive five year agreements. Pursuant to such arrangement, TCI is obligated at March 31, 1999 to make minimum payments aggregating approximately $1.5 billion through 2012. Such minimum payments are subject to inflation and other adjustments pursuant to the terms of the underlying agreements.

         Prior to the AT&T Merger, transactions between TCI Group and Liberty/Ventures Group were eliminated in TCI's consolidated financial statements. Following the deconsolidation of Liberty Media Group in connection with the AT&T Merger, Liberty Media Group's results of are no longer included in the consolidated operating income of TCI. In this regard, TCI has agreed to make fixed monthly payments to an entity attributed to Liberty Media Group pursuant to an affiliation agreement. The fixed annual commitments increase annually from $190 million in 1999 to $267 million in 2003, and will increase with inflation through 2022. In addition, pursuant to certain agreements between TCI and an entity attributed to Liberty Media Group, TCI is obligated at March 31, 1999 to make minimum revenue payments through 2017 and minimum license fee payments through 2007 aggregating approximately $399 million to such attributed entity. Such minimum payments are subject to inflation and other adjustments pursuant to the terms of the underlying agreements.

         The Company has guaranteed notes payable and other obligations of affiliated and other companies with outstanding balances of approximately $75 million at March 31, 1999. The Company also has agreed to take certain steps to support debt compliance with respect to obligations aggregating $1,690 million of certain cable television partnerships in which the Company has non-controlling ownership interests. See notes 7 and 14 to the accompanying consolidated financial statements. The Company also has guaranteed the performance of certain affiliates and other parties with respect to such parties' contractual and other obligations. Although there can be no assurance, management of the Company believes that it will not be required to meet its obligations under such guarantees, or if it is required to meet any of such obligations, that they will not be material to the Company. Following the deconsolidation of Liberty/Ventures Group in connection with the AT&T Merger, notes payable and other obligations guaranteed by entities attributed to Liberty Media Group are no longer included with those of TCI.

         During 1999, a subsidiary of the Company entered into a contribution agreement with certain shareholders of Phoenixstar pursuant to which the Company would, to the extent it is relieved of $166 million of contingent liabilities currently owed to certain creditors of Phoenixstar and its subsidiaries, contribute up to $166 million to Phoenixstar to the extent necessary to satisfy liabilities of Phoenixstar. On April 28, 1999 the Company contributed approximately $77 million to Phoenixstar as partial satisfaction of this obligation. The Company's remaining obligation under the Contribution Agreement will expire in 2001. During the fourth quarter of 1998, the Company recorded a $90 million charge to provide for the estimated losses that were expected to result from the Contribution Agreement. An increase in the Company's estimate of its losses with respect to the Contribution Agreement may necessitate an additional charge during the second quarter of 1999.

         The Company is obligated and/or has guaranteed Liberty Media Group's obligation to pay fees for the rights to exhibit certain films that are released by various producers through 2017. Based on customer levels at March 31, 1999, these agreements require minimum payments aggregating approximately $319 million. The aggregate amount of the Film Licensing Obligations under these license agreements is not currently estimable because such amount is dependent upon the number of qualifying films released theatrically by certain motion picture studios as well as the domestic theatrical exhibition receipts upon the release of such qualifying films. Nevertheless, required aggregate payments under the Film Licensing Obligations could prove to be significant.

         TCI is a party to affiliation agreements with programming suppliers. Pursuant to certain of such agreements, TCI is committed to carry such suppliers' programming on its cable systems. Additionally, certain of such agreements provide for penalties and charges in the event the programming is not carried or not delivered to a contractually specific number of customers.

         Effective as of December 16, 1997, NDTC, on behalf of TCIC and other cable operators that may be designated from time to time by NDTC, entered into an agreement with GI to purchase advanced digital set-top devices. The hardware and software incorporated into these devices are designed and manufactured to be compatible and interoperable with the OpenCable(TM) architecture specifications adopted by CableLabs, the cable television industry's research and development consortium, in November 1997. NDTC has agreed that Approved Purchasers will purchase, in the aggregate, a minimum of 6.5 million set-top devices during calendar years 1998, 1999 and 2000 at an average price of $318 per set-top device. The 1998 purchase commitment of 1.5 million set-top devices was met. During the three months ended March 31, 1999, approximately 570,000 set-top devices had been purchased related to the 1999 commitment of 1,750,000 devices. GI agreed to provide NDTC and its Approved Purchasers the most favorable prices, terms and conditions made available by GI to any customer purchasing advanced digital set-top devices. In connection with NDTC's purchase commitment, GI agreed to grant warrants to purchase its common stock proportional to the number of devices ordered by each organization. In connection with the AT&T Merger, such warrants were transferred to Liberty/Ventures Group in exchange for approximately $176 million in cash. To the extent that such warrants do not vest because TCI fails to meet its purchase commitments, TCI is required to repay a proportional amount of such cash to Liberty Media Group. NDTC has the right to terminate the Digital Terminal Purchase Agreement if, among other reasons, GI fails to meet a material milestone designated in the Digital Terminal Purchase Agreement with respect to the development, testing and delivery of advanced digital set-top devices.

         On July 17, 1998, the Company acquired 21.4 million shares of common stock of GI in exchange for (i) certain of the assets of NDTC's set-top authorization business, (ii) the license of certain related software to GI,
(iii) a $50 million promissory note from the Company to GI, and (iv) a nine-year revenue guarantee from the Company in favor of GI. In connection therewith, NDTC also entered into a services agreement pursuant to which it will provide certain postcontract services to GI's set-top authorization business. The 21.4 million shares of GI common stock are, in addition to other transfer restrictions, restricted as to their sale by NDTC for a three-year period. The Company recorded its investment in such shares at fair value which included a discount attributable to the above-described liquidity restriction. As a result of the deconsolidation of Liberty Media Group, the 21.4 million shares of GI common stock are no longer included in the Company's consolidated assets. The $346 million excess of the fair value of GI common stock received in 1998 over (i) the book value of certain assets transferred from NDTC to GI, and (ii) the $42 million present value of the promissory note due from the Company to GI, has been deferred by the Company in the accompanying consolidated financial statements. A portion of such excess equal to the $160 million present value of the annual amounts specified by the revenue guarantee will be amortized to revenue over nine years in proportion to such annual guaranteed amounts. The remaining $186 million excess will be amortized to revenue on a straight-line basis over the nine-year period that NDTC is required to perform postcontract services.

         The Company leases business offices, has entered into converter lease agreements, pole rental agreements, transponder lease agreements and uses certain equipment under lease arrangements.

         The Company's various partnerships and other affiliates accounted for by the equity method generally fund their acquisitions, required debt repayments and capital expenditures through borrowings under and refinancing of their own credit facilities, through net cash provided by their own operating activities and, in certain circumstances, through required capital contributions from their partners.

         In order to achieve the desired balance between variable and fixed rate indebtedness, the Company may enter into Interest Rate Swaps pursuant to which it (i) pays fixed interest rates and receives variable interest rates and (ii) pays variable interest rates and receives fixed interest rates. During the three months ended March 31, 1998, the Company's net payments pursuant to the Fixed Rate Agreements were less than $1 million. No such payments were made in 1999. The Company's net receipts (payments) pursuant to the Variable Rate Agreements during the one month ended March 31, 1999, the two months ended February 28, 1999 and the three months ended March 31, 1998, were $4 million, $1 million and $3 million, respectively. At December 31, 1998, all of the Company's Fixed Rate Agreements had expired. At March 31, 1999, the Company would be entitled to receive $40 million upon termination of the Variable Rate Agreements.

         In addition to the Variable Rate Agreements, the Company entered into fixed Interest Rate Swaps pursuant to which it pays a variable rate based on LIBOR (5.3% at March 31, 1999) and receives a variable rate based on CMT (5.4% at March 31, 1999) on a notional amount of $400 million through September 2000; and pays a variable rate based on LIBOR (5.3% at March 31, 1999) and receives a variable rate based on CMT (5.5% at March 31, 1999) on notional amounts of $95 million through February 2000. During the one month ended March 31, 1999, the two months ended February 28, 1999 and the three months ended March 31, 1998, the Company's net payments pursuant to such agreements were $1 million, less than $1 million and less than $1 million, respectively. At March 31, 1999, the Company would be required to pay an estimated $1 million to terminate such Interest Rate Swaps.

         The Company is exposed to credit losses for the periodic settlements of amounts due under the Interest Rate Swaps in the event of nonperformance by the other parties to the agreements. However, the Company does not anticipate that it will incur any material credit losses because it does not anticipate nonperformance by the counterparties. Further, as of March 31, 1999, the Company does not anticipate material near-term losses in future earnings, fair values or cash flows resulting from derivative financial instruments. See note 8 to the accompanying consolidated financial statements for additional information regarding Interest Rate Swaps.

         At March 31, 1999, after considering the net effect of the aforementioned Interest Rate Swaps, the Company had $8.3 billion (or 79%) of fixed rate debt due to non-affiliates and $2.3 billion (or 21%) of variable-rate debt due to non-affiliates. In addition, at March 31, 1999 the Company had outstanding variable rate indebtedness under the AT&T Notes of $6.4 billion. TCI's interest rate exposure is primarily to changes in LIBOR rates.

                           TELE-COMMUNICATIONS, INC.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         There were no new material legal proceedings or material developments in previously reported legal proceedings during the quarter ended March 31, 1999 to which TCI or any of its consolidated subsidiaries is a party or of which any of its property is the subject, except as follows:

         Intellectual Property Development Corporation-Patent Claims and Litigation. As previously reported, in September 1994, an action captioned Intellectual Property Development Corporation v UA-Columbia Cablevision of Westchester, Inc. and Tele-Communications, Inc., was filed in United States District Court ("USDC"), Southern District of New York, Case No. 94 CIV 6296 for an alleged patent infringement. Intellectual Property Development Corporation ("IPD") claims that defendants infringe U.S. Patent No. 4,135,202 ("the 202 patent") titled "Broadcasting Systems with Fiber Optic Transmission Lines." Plaintiff seeks unspecified treble damages and injunctive relief. In March 1999, similar actions were filed against others entities affiliated with Tele-Communications, Inc., which actions are as follows: Intellectual Property Development v TCI Cablevision of California, Inc., filed March 22, 1999 in USDC, Central District of California, Western Division, Case No. 99-CV-2982; Intellectual Property Development, Inc. v TCI Cablevision of Florida, Inc., filed March 29, 1999 in USDC, Middle District of Florida (Orlando), Case No. 99-CV-347; Intellectual Property Development, Inc. v TCI TKR of South Florida, Inc., filed March 17, 1999, Case No. 99-CV-744; Intellectual Property Development, Inc. v UACC Midwest, Inc. and North West Illinois Cable Co., filed March 22, 1999 in the USDC, Central District of Illinois (Peoria), Case No. 99-CV-1090; Intellectual Property Development, Inc. v TCI of Illinois, Inc., South Chicago Cable, Inc. and Telenois, Inc. filed on March 19, 1999 in the USDC, Northern District of Illinois (Chicago), Case No. 99-CV-1805; Intellectual Property Development, Inc. V TCI of Indiana, Inc. filed March 19, 1999 in the USDC, Northern District of Indiana (Hammond), Case No. 99-CV-79; Intellectual Property Development, Inc. v TCI Cablevision of Maryland, Inc. and United Cable Television of Baltimore Limited Partnership, filed March 29, 1999 in USDC of Maryland (Baltimore), Case No. 99-CV-858; Intellectual Property Development, Inc. v TCI of New York, Inc., filed March 18, 1999, in USDC, Southern District of New York, Case No. 99-CV-2019; Intellectual Property Development, Inc. v TCI Cablevision of Texas, Inc. filed March 19, 1999 in USDC, Northern District of Texas (Dallas), Case No. 99-CV-611; Intellectual Property Development, Inc. v Communications Services, Inc., filed March 22, 1999 in USDC, Southern District of Texas (Houston), Case No. H-99-828; Intellectual Property Development, Inc. v Westmarc Development Joint Venture, TCI Cablevision of Greater Michigan, Inc. filed April 5, 1999 in USDC, Western District of Michigan (Grand Rapids), Case No. 99-CV-269; and Intellectual Property Development, Inc. v TCI of Virginia, Inc. filed April 6, 1999 in the USDC, Western District of Virginia, Charlottesville Division, Case No. 3:99CV0030. It is anticipated that similar actions may be filed against other entities affiliated with Tele-Communications, Inc. Tolling agreements have been entered by the following entities: TCI Communications, Inc., TCI Atlantic, Inc., TCI Southeast, Inc., TCI Central, Inc., TCI Great Lakes, Inc., TCI West, Inc., TCI Northwest, Inc., TCI East, Inc., TCI Northeast, Inc., and TCI North

                                                                     (continued)

                           TELE-COMMUNICATIONS, INC.

         Central, Inc. (all Delaware corporations except TCI Atlantic, Inc., which is a Colorado corporation). Based upon the facts available, management believes that, although no assurance can be given as to the outcome of these actions, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.

         Donald E. Watson V. Tele-Communications, Inc., et al.

         As previously reported, on March 10, 1995, Donald Watson, doing business under the name of Tri-County Cable, filed suit in Superior Court for the District of Columbia against TCI, TCI East, Inc., District Cablevision Limited Partnership, District Cablevision, Inc., TCI of D.C., Inc., TCI of Maryland, Inc., TCI Development Corporation, United Cable Television of Baltimore Limited Partnership, TCI of Pennsylvania, Inc. and two individuals, Richard Bushey and Roy Harbert. A breach of contract verdict was entered against the Company for an amount that will not have a material adverse effect upon the financial condition of the Company. A motion for Reversal of Judgment has been filed. This case will not be reported in the future.


         Teleport Communications Group Shareholder Litigation.

         As previously reported, in December of 1997 and January of 1998, actions captioned: Sternberg v TCI Communications, Inc., et al., Case No. 16092; Cirillo v Tele-Communications, Inc., et al., Case No. 16139; and Blain v Tele-Communications, Inc., et. al., Case No. 16161 were filed in the Court of Chancery of the State of Delaware. This case was dismissed in April of 1999 without prejudice and will not be reported on in the future.

                           TELE-COMMUNICATIONS, INC.

Item 2.  Changes in Securities

         Immediately prior to the March 9, 1999 AT&T Merger, 123,896 shares of the Company's Convertible Redeemable Participating Preferred Stock, Series F which were held by subsidiaries of TCI, were converted into 185,428,946 shares of TCI Group Series A Stock. The issuance was made in reliance on the exemption from registration of a private placement offering as afforded by Section 4(2) under the Securities Act of 1933.


Item 4.  Submission of Matters to a Vote of Security Holders.


         At a Special Meeting of Stockholders, held on February 17, 1999, the following matters were voted upon and approved by the stockholders of
         TCI:

          1. A proposal to amend TCI's Restated Certificate of Incorporation, as amended, to combine the Liberty Media Group and the TCI Ventures Group, reclassify each share of TCI Ventures Group tracking stock into 0.52 of a share of Liberty Media Group tracking stock, provide that the number of authorized shares of Liberty Media Group tracking stock following the combination will be equal to the sum of the number of shares of Liberty Media Group tracking stock and TCI Ventures Group tracking stock currently authorized and amend the definition of the assets and businesses of the Liberty Media Group (2,318,044,935 For; 2,405,746 Against; 1,228,654 Withheld).

          2. A proposal to increase the number of authorized shares of Series A Liberty Media Group common stock to 2,500,000,000 and the number of authorized shares of Series B Liberty Media Group common stock to 250,000,000 if the Liberty/Ventures combination is approved (2,186,411,449 For; 133,687,491 Against; 1,580,395
               Withheld).

          3. A proposal to approve the Agreement and Plan of Restructuring and Merger, dated as of June 23, 1998, among AT&T Corp., Italy Merger Corp. and TCI, under which TCI would become a subsidiary of AT&T and holders of TCI common stock would receive AT&T common stock (2,319,128,104 For; 1,362,742 Against;
               1,188,489 Withheld).

                           TELE-COMMUNICATIONS, INC.


Item 6.  Exhibit and Reports on Form 8-K.

         (a)      Exhibit -

                  (27)     Tele-Communications, Inc. Financial Data Schedule

         (b) Reports on Form 8-K filed during the quarter ended March 31, 1999:


                              Date of                   Items
                              Report                   Reported         Financial Statements Filed
                              ------                   --------         --------------------------
                         January 7, 1999              Items 5 and 7       Tele-Communications, Inc.
                                                                             Nine months ended
                                                                              September 30, 1998
                                                                              and 1997 (unaudited)
                                                                             Years ended December 31,
                                                                              1997, 1996 and 1995
                                                                          Liberty/Ventures Group
                                                                             Nine months ended
                                                                              September 30, 1998 and
                                                                              1997 (unaudited)
                                                                             Years ended December 31,
                                                                              1997, 1996 and 1995

                        January 8, 1999               Items 5 and 7               None

                        January 8, 1999               Items 5 and 7               None

                        January 11, 1999              Items 5 and 7       Tele-Communications, Inc.
                                                                             Nine months ended
                                                                              September 30, 1998
                                                                              and 1997 (unaudited)
                                                                             Years ended December 31,
                                                                              1997, 1996 and 1995
                                                                          Liberty/Ventures Group
                                                                             Nine months ended
                                                                              September 30, 1998 and
                                                                              1997 (unaudited)
                                                                             Years ended December 31,
                                                                              1997, 1996 and 1995

                        March 10, 1999                    Item 5                     None

                        March 11, 1999                 Items 1, 4, 5                 None
                                                          and 7

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   TELE-COMMUNICATIONS, INC.




Date:        May 14, 1999                          By: /s/ Leo J. Hindery, Jr.
                                                       ------------------------
                                                           Leo J. Hindery, Jr.
                                                           President and Chief
                                                           Operating Officer





Date:        May 14, 1999                          By: /s/ Ann M. Koets
                                                       ------------------------
                                                           Ann M. Koets
                                                      Executive Vice President
                                                     and Chief Financial Officer
                                                     (Chief Accounting Officer)

                                  EXHIBIT INDEX


The following exhibit is filed herewith (according to the number assigned to it in Item 601 of Regulation S-K) as noted:

    (27)        Tele-Communications, Inc. Financial Data Schedule