Form 10-Q
period 1999-06-30
TELE COMMUNICATIONS INC /CO/
filed 1999-08-13
CIK 925692

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 1999

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _____ to _____

Commission File Number 0-20421

                            TELE-COMMUNICATIONS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           State of Delaware                            84-1260157
    -------------------------------         -----------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

             9197 S. Peoria
          Englewood, Colorado                               80112
---------------------------------------                  ----------
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

                           Consolidated Balance Sheets
                                   (unaudited)

                                                                              New TCI           Old TCI
                                                                              --------        ------------
                                                                              June 30,        December 31,
                                                                               1999               1998
                                                                              --------        ------------
                                                                                  amounts in millions
Assets
------

Cash and cash equivalents                                                     $    --     |    $   419
                                                                                          |
Restricted cash (note 4)                                                           40     |        185
                                                                                          |
Trade and other receivables, net                                                  490     |        653
                                                                                          |
Prepaid and committed program rights                                               --     |         263
                                                                                          |
Investment in Liberty Media Group and related receivables (note 5)             35,349     |         --
                                                                                          |
Investments in affiliates other than Liberty Media Group (the "Other                      |
    Affiliates"), accounted for under the equity method (notes 6                          |
    and 12)                                                                    11,082     |      4,709
                                                                                          |
Investment in Time Warner, Inc. ("Time Warner") (note 2)                           41     |      7,118
                                                                                          |
Investment in AT&T Corp. ("AT&T") (notes 2 and 11)                                 --     |      3,556
                                                                                          |
Investment in Sprint Corporation (note 2)                                          --     |      2,446
                                                                                          |
Property and equipment, at cost:                                                          |
    Land                                                                          129     |         63
    Distribution systems                                                        5,894     |     10,107
    Support equipment and buildings                                             1,081     |      1,769
                                                                              -------     |    -------
                                                                                7,104     |     11,939
    Less accumulated depreciation                                                 270     |      4,786
                                                                              -------     |    -------
                                                                                6,834     |      7,153
                                                                              -------     |    -------
                                                                                          |
Intangible assets                                                              22,752     |     15,782
    Less accumulated amortization                                                 186     |      2,723
                                                                              -------     |    -------
                                                                               22,566     |     13,059
                                                                              -------     |    -------
                                                                                          |
Other assets, net of accumulated amortization                                   1,547     |      2,290
                                                                              -------     |    -------
                                                                                          |
                                                                              $77,949     |    $41,851
                                                                              =======     |    =======

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES
                               (see notes 1 and 2)

                     Consolidated Balance Sheets, continued
                                   (unaudited)

                                                                                New TCI           Old TCI
                                                                                --------        ------------
                                                                                June 30,        December 31,
                                                                                  1999               1998
                                                                                --------        ------------
                                                                                    amounts in millions
Liabilities and Stockholders' Equity
------------------------------------

Accounts payable                                                                $    307   |     $    229
Accrued interest                                                                     231   |          253
                                                                                           |
Accrued programming expense                                                          301   |          471
                                                                                           |
Other accrued expenses                                                               702   |        1,128
                                                                                           |
Debt (notes 2 and 8):                                                                      |
                                                                                           |
    Due to unaffiliated parties                                                    9,915   |       14,052
    Notes payable to AT&T                                                          7,286   |           --
                                                                                           |
Deferred income taxes                                                              4,778   |        9,749
                                                                                           |
Other liabilities                                                                  1,329   |        1,819
                                                                                --------   |     --------
                                                                                           |
    Total liabilities                                                             24,849   |       27,701
                                                                                --------   |     --------
                                                                                           |
Minority interests in equity of consolidated subsidiaries                          2,175   |        1,460
                                                                                           |
Redeemable securities (note 2):                                                            |
                                                                                           |
    Preferred stock                                                                   --   |          300
    Common stock                                                                      --   |           22
                                                                                           |
Company-obligated mandatorily redeemable preferred securities of                           |
    subsidiary trusts ("Trust Preferred Securities") holding solely                        |
    subordinated debt securities (note 9)                                          1,659   |        1,500
                                                                                           |
Stockholders' equity (notes 2 and 10):                                                     |
                                                                                           |
    Class A Series Preferred Stock, $.01 par value                                    --   |           --
    Class B 6% Cumulative Redeemable Exchangeable Junior Preferred                         |
       Stock, $.01 par value                                                          --   |           --
    Common stock, $.01 par value.  Authorized 3,550,000,000 shares;                        |
       issued 1,327,985,000 shares in 1999                                            13   |           --
    Common stock, $1 par value:                                                            |
       Series A TCI Group. Authorized 1,750,000,000 shares; issued                         |
          610,748,188 shares in 1998                                                  --   |          611
       Series B TCI Group. Authorized 150,000,000 shares; issued                           |
          73,929,229 shares in 1998                                                   --   |           74
       Series A Liberty Media Group.  Authorized 750,000,000 shares;                       |
          issued 367,890,546 shares in 1998                                           --   |          368
       Series B Liberty Media Group.  Authorized 75,000,000 shares;                        |
          issued 35,198,156 shares in 1998                                            --   |           35
       Series A TCI Ventures Group. Authorized 750,000,000 shares;                         |
          issued 377,253,230 shares in 1998                                           --   |          377
       Series B TCI Ventures Group. Authorized 75,000,000 shares; issued                   |
          45,750,534 shares in 1998                                                   --   |           46
    Additional paid-in capital                                                    53,045   |        5,987
    Accumulated other comprehensive earnings, net of taxes                         2,011   |        3,749
    Retained earnings (accumulated deficit)                                       (1,770)  |        1,124
                                                                                --------   |     --------
                                                                                  53,299   |       12,371
                                                                                           |
    Investment in AT&T (notes 2 and 11)                                           (4,033)  |           --
    Treasury stock and common stock held by subsidiaries, at cost                     --   |       (1,503)
                                                                                --------   |     --------
                                                                                           |
          Total stockholders' equity                                              49,266   |       10,868
                                                                                --------   |     --------
Commitments and contingencies (notes 13 and 14)                                            |
                                                                                $ 77,949   |     $ 41,851
                                                                                ========   |     ========


See accompanying notes to consolidated financial statements.

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES
                               (see notes 1 and 2)

                      Consolidated Statements of Operations
                                   (unaudited)

                                                                             New TCI          Old TCI
                                                                          -------------     -------------
                                                                           Three months     Three months
                                                                              ended             ended
                                                                          June 30, 1999     June 30, 1998
                                                                          -------------     -------------
                                                                               amounts in millions,
                                                                             except per share amounts
Revenue                                                                      $ 1,419     |     $ 1,830
                                                                                         |
Operating costs and expenses:                                                            |
                                                                                         |
   Operating (note 11)                                                           558     |         700
   Selling, general and administrative                                           360     |         467
   Year 2000 costs                                                                25     |           1
   AT&T merger and integration costs                                              27     |          10
   Stock compensation                                                            119     |         183
   Reserve for loss arising from contingent obligation (note 13)                  50     |          --
   Depreciation and amortization                                                 402     |         434
                                                                             -------     |     -------
                                                                               1,541     |       1,795
                                                                             -------     |     -------
                                                                                         |
         Operating income (loss)                                                (122)    |          35
                                                                                         |
Other income (expense):                                                                  |
   Interest expense:                                                                     |
      Unaffiliated parties                                                      (154)    |        (251)
      AT&T (notes 2 and 8)                                                       (87)    |          --
   Interest and dividend income                                                    3     |          18
   Share of losses of Liberty Media Group (note 5)                              (543)    |          --
   Share of losses of the Other Affiliates, net (note 6)                        (300)    |        (351)
   Minority interests in earnings of consolidated subsidiaries, net                      |
      (note 9)                                                                   (43)    |         (35)
   Gain on issuance of stock by equity investee                                   --     |         201
   Gains on disposition of assets, net (note 7)                                   --     |          36
   Other, net                                                                     (6)    |          (8)
                                                                             -------     |     -------
                                                                              (1,130)    |        (390)
                                                                             -------     |     -------
                                                                                         |
      Loss before income taxes and extraordinary loss                         (1,252)    |        (355)
                                                                                         |
Income tax benefit                                                               222     |          69
                                                                             -------     |     -------
                                                                                         |
      Loss before extraordinary loss                                          (1,030)    |        (286)
                                                                                         |
Extraordinary loss (net of income tax benefit of                                         |
       $9 million) (note 8)                                                       --     |         (13)
                                                                             -------     |     -------
                                                                                         |
      Net loss                                                                (1,030)    |        (299)
                                                                                         |
Dividend requirements on preferred stocks                                         (3)    |          (2)
                                                                             -------     |     -------
                                                                                         |
      Net loss attributable to common stockholders                           $(1,033)    |     $  (301)
                                                                             =======     |     =======

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES
                               (see notes 1 and 2)

                Consolidated Statements of Operations, continued
                                   (unaudited)

                                                                         New TCI              Old TCI
                                                                      -------------         -------------
                                                                       Three months         Three months
                                                                          ended                 ended
                                                                      June 30, 1999         June 30, 1998
                                                                      -------------         -------------
                                                                              amounts in millions,
                                                                            except per share amounts
Net loss attributable to common stockholders:
   TCI Group Series A and Series B common stock                          $    --       |        $  (144)
   Liberty Media Group Series A and Series B common stock                     --       |            (65)
   TCI Ventures Group Series A and Series B common stock                      --       |            (92)
                                                                         -------       |        -------
                                                                         $    --       |        $  (301)
                                                                         =======       |        =======
Basic loss attributable to common stockholders per common share                        |
   (note 3):                                                                           |
                                                                                       |
     TCI Group Series A and Series B common stock                        $    --       |        $  (.28)
                                                                         =======       |        =======
     Liberty Media Group Series A and Series B common stock                            |
                                                                         $    --       |        $  (.18)
                                                                         =======       |        =======
     TCI Ventures Group Series A and Series B common stock               $    --       |        $  (.22)
                                                                         =======       |        =======
                                                                                       |
Diluted loss attributable to common stockholders per common and                        |
   potential common share (note 3):                                                    |
                                                                                       |
     TCI Group Series A and Series B common stock                        $    --       |        $  (.28)
                                                                         =======       |        =======
     Liberty Media Group Series A and Series B common stock              $    --       |        $  (.18)
                                                                         =======       |        =======
     TCI Ventures Group Series A and Series B common stock               $    --       |        $  (.22)
                                                                         =======       |        =======
                                                                                       |
Comprehensive earnings                                                   $    57       |        $   209
                                                                         =======       |        =======


See accompanying notes to consolidated financial statements.
                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES
                               (see notes 1 and 2)

                Consolidated Statements of Operations, continued
                                   (unaudited)

                                                                     New TCI                 Old TCI
                                                                  -------------   --------------------------------
                                                                   Four months        Two months      Six months
                                                                      ended            ended             ended
                                                                  June 30, 1999   February 28, 1999  June 30, 1998
                                                                  -------------   -----------------  -------------
                                                                                amounts in millions,
                                                                              except per share amounts
Revenue                                                              $ 1,902     |     $ 1,145           $ 3,720
                                                                                 |
Operating costs and expenses:                                                    |
                                                                                 |
   Operating (note 11)                                                   746     |         467             1,448
   Selling, general and administrative                                   483     |         322               904
   Year 2000 costs                                                        31     |          11                 1
   AT&T merger and integration costs                                      27     |          65                10
   Stock compensation                                                     74     |         366               412
   Reserve for loss arising from contingent obligation                           |
      (note 13)                                                           50     |          --                --
   Write-off of in-process research and development costs                        |
      (note 2)                                                           594     |          --                --
   Depreciation and amortization                                         569     |         277               868
                                                                     -------     |     -------           -------
                                                                       2,574     |       1,508             3,643
                                                                     -------     |     -------           -------
                                                                                 |
         Operating income (loss)                                        (672)    |        (363)               77
                                                                                 |
Other income (expense):                                                          |
   Interest expense:                                                             |
      Unaffiliated parties                                              (204)    |        (161)             (535)
      AT&T (notes 2 and 8)                                              (106)    |          --                --
   Interest and dividend income                                            6     |          13                39
   Share of losses of Liberty Media Group (note 5)                      (601)    |          --                --
   Share of losses of the Other Affiliates, net (note 6)                (377)    |        (161)             (589)
   Minority interests in earnings of consolidated                                |
      subsidiaries, net (note 9)                                         (58)    |         (26)              (65)
   Gains on issuance of equity interests by subsidiaries                         |
      (note 7)                                                            --     |         389                38
   Gain on issuance of stock by equity investee                           --     |          --               201
   Gains on disposition of assets, net (notes 6 and 7)                    --     |         144             1,099
   Other, net                                                              5     |           8               (18)
                                                                     -------     |     -------           -------
                                                                      (1,335)    |         206               170
                                                                     -------     |     -------           -------
                                                                                 |
      Earnings (loss) before income taxes and                                    |
          extraordinary loss                                          (2,007)    |        (157)              247
                                                                                 |
Income tax benefit (expense)                                             237     |        (119)             (177)
                                                                     -------     |     -------           -------
                                                                                 |
      Earnings (loss) before extraordinary loss                       (1,770)    |        (276)               70
                                                                                 |
Extraordinary loss (net of income tax benefit of $3 million                      |
   in 1999 and $15 million in 1998, respectively) (note 8)                --     |          (5)              (23)
                                                                     -------     |     -------           -------
                                                                                 |
      Net earnings (loss)                                             (1,770)    |        (281)               47
                                                                                 |
Dividend requirements on preferred stocks                                 (3)    |          (4)              (13)
                                                                     -------     |     -------           -------
                                                                                 |
      Net earnings (loss) attributable to common                                 |
           stockholders                                              $(1,773)    |     $  (285)          $    34
                                                                     =======     |     =======           =======

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES
                               (see notes 1 and 2)

                Consolidated Statements of Operations, continued
                                   (unaudited)

                                                                     New TCI                 Old TCI
                                                                  -------------   --------------------------------
                                                                   Four months        Two months      Six months
                                                                      ended            ended             ended
                                                                  June 30, 1999   February 28, 1999  June 30, 1998
                                                                  -------------   -----------------  -------------
                                                                                amounts in millions,
                                                                              except per share amounts
Net earnings (loss) attributable to common stockholders:                         |
   TCI Group Series A and Series B common stock                      $    --     |     $  (226)          $    83
   Liberty Media Group Series A and Series B common stock                 --     |         (49)              238
   TCI Ventures Group Series A and Series B common stock                  --     |         (10)             (287)
                                                                     -------     |     -------           -------
                                                                     $    --     |     $  (285)          $    34
                                                                     =======     |     =======           =======
Basic earnings (loss) attributable to common stockholders                        |
   per common share (note 3):                                                    |
     TCI Group Series A and Series B common stock                    $    --     |     $  (.42)          $   .16
                                                                     =======     |     =======           =======
     Liberty Media Group Series A and Series B common stock          $    --     |     $  (.13)          $   .67
                                                                     =======     |     =======           =======
     TCI Ventures Group Series A and Series B common stock           $    --     |     $  (.02)          $  (.68)
                                                                     =======     |     =======           =======
                                                                                 |
Diluted earnings (loss) attributable to common stockholders                      |
   per common and potential common share (note 3):                               |
     TCI Group Series A and Series B common stock                    $    --     |     $  (.43)          $   .15
                                                                     =======     |     =======           =======
     Liberty Media Group Series A and Series B common stock          $    --     |     $  (.13)          $   .61
                                                                     =======     |     =======           =======
     TCI Ventures Group Series A and Series B common stock           $    --     |     $  (.09)          $  (.68)
                                                                     =======     |     =======           =======
Comprehensive earnings                                               $   241     |     $   691           $   905
                                                                     =======     |     =======           =======

See accompanying notes to consolidated financial statements.

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES
                               (see notes 1 and 2)

                 Consolidated Statement of Stockholders' Equity
                                   (unaudited)

                                                                                        Common Stock
                                                         --------------------------------------------------------------------------
                                           Class B             TCI Group             Liberty Media Group        TCI Ventures Group
                                          Preferred      ----------------------     ---------------------     ---------------------
                                            Stock        Series A      Series B     Series A     Series B     Series A     Series B
                                          ---------      --------      --------     ---------    --------     ---------    --------
                                                                      amounts in millions

Old TCI
-------
Balance at January 1, 1999                 $     --       $    611     $     74     $    368     $     35     $    377     $     46

    Net loss                                     --             --           --           --           --           --           --
    Reclassification of redeemable
      common stock to equity upon
      expiration of put obligations              --             --           --           --           --           --           --
    Proceeds received upon termination
      of equity swap facilities
      (note 10)                                  --             --           --           --           --           --           --
    Settlement of equity swap
      transaction in connection with
      preferred stock exchange (note 10)         --             --           --           --           --           --           --
    Gain from contribution of cable
      television systems to joint
      venture, net of taxes (note 7)             --             --           --           --           --           --           --
    Issuance of common stock upon
      exercise of stock options                  --             --           --           --           --           --           --
    Recognition of stock compensation
      related to restricted stock
      awards                                     --             --           --           --           --           --           --
    Issuance of restricted stock
      granted pursuant to stock
      incentive plan                             --              3           --           --           --           --           --
    Conversion of Series B common
      stock to Series A common stock             --             --           --           --           --            1           (1)
    Accreted dividends on all classes
      of preferred stock                         --             --           --           --           --           --           --
    Accreted dividends on all classes
      of preferred stock not subject
      to mandatory redemption
      requirements                               --             --           --           --           --           --           --
    Foreign currency translation
      adjustment                                 --             --           --           --           --           --           --
    Change in unrealized holding gains
      for available-for-sale securities,
      net of taxes                               --             --           --           --           --           --           --
                                           --------       --------     --------     --------     --------     --------     --------
Balance at February 28, 1999               $     --       $    614     $     74     $    368     $     35     $    378     $     45
                                           ========       ========     ========     ========     ========     ========     ========
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                 Treasury
                                                                                                stock and
                                                                   Accumulated                    common
                                                                       other                       stock
                                                       Additional  comprehensive                  held by        Total
                                                        paid-in      earnings,     Retained    subsidiaries,  stockholders'
                                                        capital    net of taxes    earnings      at cost        equity
                                                       ----------  -------------   ---------   ------------   -------------
                                                                                 amounts in millions
Old TCI
-------

Balance at January 1, 1999                             $  5,987      $  3,749      $  1,124      $ (1,503)     $ 10,868

    Net loss                                                 --            --          (281)           --          (281)
    Reclassification of redeemable
      common stock to equity upon
      expiration of put obligations                          10            --            --            --            10
    Proceeds received upon termination
      of equity swap facilities
      (note 10)                                             677            --            --            --           677
    Settlement of equity swap
      transaction in connection with
      preferred stock exchange (note 10)                    (29)           --            --            --           (29)
    Gain from contribution of cable
      television systems to joint
      ventures, net of taxes (note 7)                         9            --            --            --             9
    Issuance of common stock upon
      exercise of stock options                               3            --            --            --             3
    Recognition of stock compensation
      related to restricted stock
      awards                                                 12            --            --            --            12
    Issuance of restricted stock
      granted pursuant to stock
      incentive plan                                         (3)           --            --            --            --
    Conversion of Series B common
      stock to Series A common stock                         --            --            --            --            --
    Accreted dividends on all classes
      of preferred stock                                     --            --            (4)           --            (4)
    Accreted dividends on all classes
      of preferred stock not subject
      to mandatory redemption
      requirements                                            2            --            --            --             2
    Foreign currency translation
      adjustment                                             --           (15)           --            --           (15)
    Change in unrealized holding gains
      for available-for-sale securities,
      net of taxes                                           --           987            --            --           987
                                                       --------      --------      --------      --------      --------
Balance at February 28, 1999                           $  6,668      $  4,721      $    839      $ (1,503)     $ 12,239
                                                       ========      ========      ========      ========      ========
-----------------------------------------------------------------------------------------------------------------------

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES
                               (see notes 1 and 2)

            Consolidated Statement of Stockholders' Equity, continued
                                   (unaudited)

                                                                                              Accumulated
                                                                                                other
                                                      Class B                   Additional   comprehensive
                                                     Preferred      Common       paid-in       earnings,
                                                       Stock         Stock       capital     net of taxes
                                                     ---------      -------     ----------   -------------
                                                                      amounts in millions
New TCI
-------

Balance at March 1, 1999 (note 2)                    $     --       $     13     $ 52,142      $     --
    Net loss                                               --             --           --            --
    Payment of preferred stock dividends                   --             --          (10)           --
    Issuance of AT&T Common Stock upon
      conversion of TCI notes payable
      (note 8)                                             --             --           40            --
    Issuance of AT&T Liberty Tracking Stock upon
      conversion of Liberty Media Group debt
      (note 5)                                             --             --          354            --
    Gain from issuance of common stock by subsidiary
      and affiliate (note 6)                               --             --          470            --
    Gain from issuance of common stock by attributed
      subsidiary of Liberty Media Group                    --             --           40            --
    Reclassification by Liberty Media Group of
      redeemable common stock to equity upon
      expiration of put obligation                         --             --            9            --
    Change in non-interest bearing intercompany
      account with AT&T                                    --             --           --            --
    Change in unrealized holding gains for
      available-for-sale securities, net of
      taxes (note 5)                                       --             --           --         2,054
    Foreign currency translation adjustments,
      net of taxes (note 5)                                --             --           --           (43)
                                                     --------       --------     --------      --------
Balance at June 30, 1999                             $     --       $     13     $ 53,045      $  2,011
                                                     ========       ========     ========      ========



                                                                                      Total
                                                       Accumulated  Investment in  stockholders'
                                                         deficit       in AT&T        equity
                                                       -----------  -------------  -------------
                                                               amounts in millions
New TCI
-------

Balance at March 1, 1999 (note 2)                       $     --      $ (4,018)     $ 48,137
    Net loss                                              (1,770)           --        (1,770)
    Payment of preferred stock dividends                      --            --           (10)
    Issuance of AT&T Common Stock upon
      conversion of notes held by the Company
      (note 8)                                                --            --            40
    Issuance of AT&T Liberty Tracking Stock upon
      conversion of Liberty Media Group debt
      (note 5)                                                --            --           354
    Gain from issuance of common stock by affiliates
      (note 6)                                                --            --           470
    Gain from issuance of common stock by attributed
      subsidiary of Liberty Media Group                       --            --            40
    Reclassification by Liberty Media Group of
      redeemable common stock to equity upon
      expiration of put obligation                            --            --             9
    Change in non-interest bearing intercompany
      account with AT&T                                       --           (15)          (15)
    Change in unrealized holding gains for
      available-for-sale securities, net of
      taxes (note 5)                                          --            --         2,054
    Foreign currency translation adjustments,
      net of taxes (note 5)                                   --            --           (43)
                                                        --------      --------      --------
Balance at June 30, 1999                                $ (1,770)     $ (4,033)     $ 49,266
                                                        ========      ========      ========

See accompanying notes to consolidated financial statements.

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES
                               (see notes 1 and 2)

                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                            New TCI                   Old TCI
                                                                         -------------    ---------------------------------
                                                                          Four months        Two months        Six months
                                                                             ended             ended             ended
                                                                         June 30, 1999    February 28, 1999   June 30, 1998
                                                                         -------------    -----------------   -------------
                                                                                         amounts in millions
                                                                                            (see note 4)
Cash flows from operating activities:
   Net earnings (loss)                                                      $(1,770)    |     $  (281)          $    47
   Adjustments to reconcile net earnings (loss) to net cash                             |
     provided by (used in) operating activities:                                        |
       Depreciation and amortization                                            569     |         277               868
       Stock compensation                                                        74     |         366               412
       Payments of obligation relating to stock compensation                     --     |        (294)             (136)
       Reserve for loss arising from contingent obligation                       50     |          --                --
       Payment of amounts relating to contingent obligation                    (114)    |          --                --
       Share of losses of Liberty Media Group                                   601     |          --                --
       Share of losses of the Other Affiliates, net                             377     |         161               589
       Extraordinary loss                                                       (17)    |           8                38
       Minority interests in earnings of consolidated                                   |
         subsidiaries,  net                                                      58     |          26                65
       Gains on issuance of equity interests by subsidiaries                     --     |        (389)              (38)
       Gain on issuance of stock by equity investee                              --     |          --              (201)
       Gains on disposition of assets, net                                       --     |        (144)           (1,099)
       Deferred income tax expense (benefit)                                   (210)    |         113               122
       Write-off of in-process research and development costs                   594     |          --                --
       Other noncash charges (credits)                                          (29)    |           1                (6)
       Changes in operating assets and liabilities, net of the                          |
         effect of acquisitions and dispositions:                                       |
           Change in receivables                                                (38)    |         (66)              (30)
           Change in prepaids                                                     7     |         (18)              (33)
           Change in non-interest bearing intercompany account                          |
               with AT&T                                                        (15)    |          --                --
           Change in other accruals and payables                                (14)    |          44               (46)
                                                                            -------     |     -------           -------
                                                                                        |
               Net cash provided by (used in) operating activities              123     |        (196)              552
                                                                            -------     |     -------           -------
                                                                                        |
Cash flows from investing activities:                                                   |
   Cash paid for acquisitions                                                   (29)    |        (353)              (72)
   Capital expended for property and equipment                               (1,013)    |        (297)             (560)
   Effect on cash and cash equivalents of deconsolidation                               |
      of subsidiaries                                                          (401)    |         (53)               --
   Investments in and loans to affiliates                                        (4)    |         (52)             (770)
   Collections of loans to affiliates                                           161     |         709               928
   Proceeds from disposition of assets                                           28     |         344               643
   Change in restricted cash                                                     15     |         112              (274)
   Other investing activities                                                    (2)    |          65               (14)
                                                                            -------     |     -------           -------
                                                                                        |
               Net cash provided by (used in) investing activities           (1,245)    |         475              (119)
                                                                            -------     |     -------           -------
                                                                                        |
Cash flows from financing activities:                                                   |
   Borrowings of debt                                                         2,127     |         583             2,966
   Repayments of debt                                                        (1,490)    |      (1,468)           (2,895)
   Proceeds received upon termination of equity swap facilities                  --     |         677                --
   Prepayment penalties                                                          --     |          (4)              (34)
   Repurchase of common stock                                                    --     |          --               (13)
   Repurchase of subsidiary common and preferred stock                           --     |         (45)               (7)
   Payment of preferred stock dividends                                         (10)    |          (4)              (23)
   Payment of dividends on subsidiary preferred stock and Trust                         |
     Preferred Securities                                                       (79)    |         (12)              (95)
   Payments for call agreements                                                  --     |          --              (274)
   Other financing activities                                                    (1)    |           8                (7)
                                                                            -------     |     -------           -------
                                                                                        |
               Net cash provided by (used in) financing activities              547     |        (265)             (382)
                                                                            -------     |     -------           -------
                                                                                        |
               Net change in cash and cash equivalents                         (575)    |          14                51
               Cash and cash equivalents at beginning of period                 575     |         419               244
                                                                            -------     |     -------           -------
                                                                                        |
               Cash and cash equivalents at end of period                   $    --     |     $   433           $   295
                                                                            =======     |     =======           =======

See accompanying notes to consolidated financial statements.

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                  June 30, 1999
                                   (unaudited)

(1)      Basis of Presentation
         ---------------------

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

         Prior to the AT&T Merger, TCI generally recognized changes in its proportionate share of the underlying equity of a subsidiary or equity method investee, which resulted from the issuance of additional equity securities by such subsidiary or equity investee, in the consolidated statement of operations. Upon consummation of the AT&T Merger, TCI began to account for such changes in the underlying equity of its subsidiaries and affiliates as equity transactions in order to conform with AT&T's accounting policy.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         Certain prior period amounts have been reclassified for comparability with the 1999 presentation.

         Targeted Stock
         --------------

         Prior to the AT&T Merger, the Company's assets and operations were included in three separate groups, each of which was tracked separately by public equity securities. These groups were formerly known as the "Liberty Media Group" (referred to herein as the "Old Liberty Group"), the "TCI Ventures Group" and the "TCI Group."

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

         Upon consummation of the AT&T Merger, each of the separate series of Tele-Communications, Inc. common stock was converted either into shares of AT&T common stock, par value $1.00 per share, ("AT&T Common Stock") or shares of one of two classes of a new AT&T tracking stock designated to track the combined Old Liberty Group and TCI Ventures Group after giving effect to certain asset transfers. See note 2.

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

(2)      Merger with AT&T and Related Accounting
         ---------------------------------------

         On March 9, 1999, AT&T acquired TCI in the AT&T Merger, in which Italy Merger Corp., a wholly-owned subsidiary of AT&T, merged with and into TCI, and TCI thereby became a subsidiary of AT&T. As a result of the AT&T Merger, (i) each share of TCI Group Series A Stock was converted into 1.16355 shares of AT&T Common Stock, (ii) each share of TCI Group Series B Stock was converted into 1.27995 shares of AT&T Common Stock,
         (iii) each share of Liberty Group Series A Stock was converted into 2 shares (as adjusted for a June 1999 two-for-one stock split) of a newly created class of AT&T common stock designated as the Class A Liberty Media Group Common Stock, par value $1.00 per share (the "AT&T Liberty Class A Tracking Stock"), (iv) each share of Liberty Group Series B Stock was converted into 2 shares (as adjusted for a June 1999 stock split) of a newly created class of AT&T common stock designated as the Class B Liberty Media Group Common Stock, par value $1.00 per share (the "AT&T Liberty Class B Tracking Stock" and together with the AT&T Liberty Class A Tracking Stock, the "AT&T Liberty Tracking Stock"), (v) each share of TCI Ventures Group Series A Stock was converted into 1.04 shares of AT&T Liberty Class A Tracking Stock (as adjusted for a June 1999 stock split), (vi) each share of TCI Ventures Group Series B Stock was converted into 1.04 shares of AT&T Liberty Class B Tracking Stock (as adjusted for a June 1999 two-for-one stock split), (vii) each share of TCI's Convertible Preferred Stock, Series C-TCI Group (the "Series C-TCI Group Preferred Stock") was converted into 154.589253 shares of AT&T Common Stock, (viii) each share of TCI's Convertible Preferred Stock Series C-Liberty Media Group (the "Series C-Liberty Media Group Preferred Stock") was converted into 112.50 shares of AT&T Liberty Class A Tracking Stock (as adjusted for a June 1999 two-for-one stock split), (ix) each share of TCI's Redeemable Convertible TCI Group Preferred Stock, Series G ("Series G Preferred Stock") was converted into 1.3846245 shares of AT&T Common Stock and (x) each share of TCI's Redeemable Convertible Liberty Media Group Preferred Stock, Series H ("Series H Preferred Stock") was converted into 1.18125 shares of AT&T Liberty Class A Tracking Stock (as adjusted for a June 1999 two-for-one stock split). Following the AT&T Merger, each share of Class B Preferred Stock continues to be outstanding as the Class B Preferred Stock of TCI with the same rights and preferences such stock had prior to the AT&T Merger. In general, the holders of shares of AT&T Liberty Class A Tracking Stock and the holders of shares of AT&T Liberty Class B Tracking Stock will vote together as a single class with the holders of shares of AT&T Common Stock on all matters presented to such stockholders, with the holders being entitled to 3/40th of a vote for each share of AT&T Liberty Class A Tracking Stock held, 3/4ths of a vote per share of AT&T Liberty Class B Tracking Stock held and 1 vote per share of AT&T Common Stock held.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



         The shares of AT&T Liberty Tracking Stock issued in the AT&T Merger are intended to reflect the separate performance of the businesses and assets attributed to Old Liberty Group and TCI Ventures Group at the time of the AT&T Merger. References herein to "Liberty/Ventures Group" refer to the combined assets and businesses of Old Liberty Group and TCI Ventures Group for periods prior to the AT&T Merger, and subsequent to the AT&T Merger such combined assets and business are referred to as "Liberty Media Group." Pursuant to, and subject to the terms and conditions set forth in the Agreement and Plan of Restructuring and Merger, dated as of June 23, 1998 (the "Merger Agreement"), immediately prior to the AT&T Merger, certain assets previously attributed to TCI Ventures Group (including, among others, the shares of AT&T Common Stock received in the merger of AT&T and Teleport Communications Group, Inc. ("TCG"), the stock of At Home Corporation ("@Home") attributed to TCI Ventures Group, the assets and business of the National Digital Television Center, Inc. ("NDTC") and TCI Ventures Group's equity interest in Western Tele-Communications, Inc. ("WTCI")) were transferred to TCI Group in exchange for approximately $5.5 billion in cash. Also, upon consummation of the AT&T Merger, through a new tax sharing agreement between Liberty Media Group and AT&T, Liberty Media Group became entitled to the benefit of approximately $2.0 billion of net operating loss carryforwards attributable to all entities included in TCI's consolidated federal income tax return as of the date of the AT&T Merger. Such net operating loss carryforwards are subject to adjustment by the Internal Revenue Service and are subject to limitations on usage which may affect the ultimate amount utilized. Additionally, certain warrants to purchase shares of General Instruments Corporation ("GI") previously attributed to TCI Group were transferred to Liberty/Ventures Group in exchange for approximately $176 million in cash. The transfer of certain immaterial assets was also effected.

         Immediately prior to the AT&T Merger, AT&T and Liberty Media Corporation entered into an agreement relating to the carriage of programming of Liberty Media Group to be distributed over the AT&T cable systems. Pursuant to this agreement, Liberty Media Group will be granted, among other rights, "preferred vendor status" with respect to certain types of new programming services. Liberty Media Group will also be entitled to the use of channel capacity equal to one six megahertz channel to be used for category specific interactive video channels. In addition, such agreement also provided for the extension of existing affiliation agreements between TCI and programming affiliates of Liberty Media Group to a date not less than 10 years from the closing of the AT&T Merger, upon the terms and conditions set forth in such agreement.

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

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



         Immediately prior to the AT&T Merger, TCI restructured its ownership of certain of its subsidiaries (the "Restructuring"). The Restructuring included merging TCI's cable subsidiary, TCI Communications, Inc. ("TCIC"), into TCI. As a result of TCIC's merger with TCI, all assets and liabilities of TCIC have been assumed by TCI, including TCIC's public debt. In connection with TCIC's merger with TCI, each share of TCIC's Cumulative Exchangeable Preferred Stock, Series A was converted into 2.119 shares of TCI Group Series A Stock, and such shares of TCI Group Series A Stock were subsequently converted into AT&T Common Stock in connection with the AT&T Merger. All other public securities issued by subsidiaries of TCIC (other than TCI Pacific Communications, Inc. ("Pacific")) otherwise remained unaffected. Furthermore, as part of the Restructuring, (i) AT&T loaned TCI $5.5 billion pursuant to a promissory note, (ii) certain asset transfers were made between TCI and its subsidiaries, (iii) 123,896 shares of the Company's Convertible Redeemable Participating Preferred Stock, Series F ("Series F Preferred Stock") which were held by subsidiaries of TCI, were converted into 185,428,946 shares of TCI Group Series A Stock (which in turn were converted into 215,755,850 shares of AT&T Common Stock in the AT&T Merger and continue to be held by subsidiaries of TCI), (iv) the remaining 154,411 shares of Series F Preferred Stock which were formerly held by subsidiaries of TCI were distributed to TCI through a series of liquidations and canceled, and (v) 125,728,816 shares of TCI Group Series A Stock, 9,154,134 shares of TCI Group Series B Stock, 6,654,367 shares of Liberty Group Series A Stock, 3,417,187 shares of Liberty Group Series B Stock, and 67,536 shares of Class B Preferred Stock, each formerly held by subsidiaries of TCI, were distributed to TCI through a series of liquidations and canceled.

         Under the terms of the 5% Class A Senior Cumulative Exchangeable Preferred Stock of Pacific (the "Exchangeable Preferred Stock"), each share of that preferred stock is exchangeable, from and after August 1, 2001, for approximately 6.3375 shares of AT&T Common Stock, subject to certain anti-dilution adjustments. Additionally, Pacific may elect to make any dividend, redemption or liquidation payment on the Exchangeable Preferred Stock in cash, by delivery of shares of AT&T Common Stock or by a combination of the foregoing forms of consideration.

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

            Issuance of AT&T Common Stock                                $ 26,798
            Issuance of AT&T Liberty Tracking Stock                        23,360
            Assumption of convertible notes                                 1,593
            Assumption of Class B Preferred Stock                             154
            Estimated merger costs                                            250
                                                                         --------
                                                                         $ 52,155


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

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


                                                                               New TCI
                                                                            March 1, 1999
                                                                        ---------------------
                                                                        (amounts in millions)
              Assets

                  Cash and cash equivalents                                   $     575
                  Restricted cash                                                    55
                  Receivables and prepaid assets                                    573
                  Investment in Liberty Media Group                              33,728
                  Investment in the Other Affiliates                              8,147
                  Property and equipment, net                                     6,072
                  Intangible assets, net                                         25,347
                  Other assets, net                                               2,395
                                                                              ---------
                                                                              $  76,892
                                                                              =========

              Liabilities and Stockholders' Equity

                  Accounts payable and accrued expenses                       $   1,728
                  Debt                                                           16,850
                  Deferred income taxes                                           4,680
                  Other liabilities                                               1,271
                                                                              ---------
                     Total liabilities                                           24,529
                                                                              ---------

                  Minority interests in equity of consolidated
                     subsidiaries                                                 2,566
                  Trust Preferred Securities                                      1,660

                  Stockholders' equity                                           52,155
                  Investment in AT&T                                             (4,018)
                                                                              ---------
                     Total stockholders' equity                                  48,137
                                                                              ---------
                                                                              $  76,892
                                                                              =========


The following table reflects the change in cash and cash equivalents as a result of the Restructuring and the deconsolidation of Liberty Media Group (amounts in millions):

              Cash and cash equivalents of Old TCI
                at February 28, 1999                                          $    433
                  Cash received from AT&T in
                    Restructuring                                                5,461
                  Decrease in cash due to
                    deconsolidation of Liberty Media Group                      (5,319)
                                                                              --------
              Cash and cash equivalents of New TCI
                at March 1, 1999                                              $    575
                                                                              ========


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

         The $25 billion assigned to New TCI's intangible assets, as of March 1, 1999, is primarily comprised of goodwill and is being amortized over the estimated useful lives of such assets, primarily 40 years. New TCI's intangible assets in the March 1, 1999 opening consolidated balance sheet also include $594 million of in-process research and development costs. Such amount reflects the value, as of the acquisition date, of the Company's research and development projects which had not yet reached technological feasibility and which had no alternative future use. Such in-process research and development costs were written-off during March 1999.

         As a result of the application of purchase accounting, the amount assigned to New TCI's other liabilities includes $237 million which represents New TCI's estimated liability for unvested stock appreciation rights as of March 9, 1999. Such unvested stock appreciation rights will vest over remaining periods ranging from 1 to 5 years. The amount assigned to New TCI's minority interests in equity of consolidated subsidiaries includes $2.1 billion which represents the fair value of the redeemable preferred stock of a subsidiary. For additional information regarding the effects of purchase accounting on New TCI's assets and liabilities, see notes 6, 8 and 9.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         The following unaudited condensed results of operations for the six months ended June 30, 1999 and 1998 were prepared assuming the AT&T Merger, the Restructuring and the deconsolidation of Liberty Media Group occurred on January 1, 1998. These pro forma amounts are not necessarily indicative of operating results which would have occurred if the AT&T Merger, the Restructuring and the deconsolidation of Liberty Media Group had occurred on January 1, 1998.

                                                         Six months ended June 30,
                                                        ---------------------------
                                                           1999              1998
                                                        ---------         ---------
                                                           (amounts in millions)
            Revenue                                     $  2,843          $  3,186
            Net loss before extraordinary item          $ (2,278)            (652)
            Net loss                                    $ (2,283)            (675)


 (3)     Earnings (Loss) Per Common and Potential Common Share
         -----------------------------------------------------

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

         (a)      TCI Group Stock
                  ---------------

                  The basic earnings (loss) attributable to TCI Group common stockholders per common share for the two months ended February 28, 1999 and the three and six month periods ended June 30, 1998 was computed by dividing net earnings (loss) attributable to TCI Group common stockholders by the weighted average number of common shares outstanding of TCI Group Stock during the period.

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

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


                  The diluted earnings attributable to TCI Group common stockholders per common share for the six months ended June 30, 1998 was computed by dividing net earnings attributable to TCI Group common stockholders, which is adjusted by the addition of preferred stock dividends and interest accrued during the six months ended June 30, 1998 to net earnings, assuming conversion of TCI Group convertible securities as of the beginning of the period, by the weighted average number of common shares outstanding of TCI Group Stock during the period. Shares issuable upon conversion of the Series C-TCI Group Preferred Stock, the Series G Preferred Stock, preferred stock of subsidiaries, convertible notes payable, and stock options and other performance awards have been included in the computation of weighted average shares, as illustrated below. Shares of TCI Group Stock issuable upon exercise of certain stock rights, and issuable upon conversion of Convertible Preferred Stock, Series D ("Series D Preferred Stock") and associated dividend payments for the six months ended June 30, 1998 have been excluded as adjustments in computing the diluted earnings attributable to TCI Group common shareholders per common share as Series D Preferred Stock is antidilutive for the six months ended June 30, 1998. All of the outstanding shares of Series D Preferred Stock were redeemed effective April 1, 1998.

                  The diluted loss attributable to TCI Group common stockholders per common share for the three months ended June 30, 1998 was computed by dividing net loss attributable to TCI Group common stockholders by the weighted average number of common shares outstanding of TCI Group Stock during the period. Potential common shares were not included in the computation of weighted average shares outstanding because their inclusion would be anti-dilutive.

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

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         Information concerning the reconciliation of basic EPS to diluted EPS with respect to TCI Group Stock is presented below:

                                                                                      Old TCI
                                                                -------------------------------------------------
                                                                    Two months      Three months     Six months
                                                                     ended              ended          ended
                                                                February 28, 1999   June 30, 1998   June 30, 1998
                                                                -----------------   -------------   -------------
                                                                 amounts in millions, except per share amounts
Basic EPS:
     Earnings (loss) attributable to common stockholders              $(226)            $(144)          $  83
                                                                      =====             =====           =====
     Weighted average common shares                                     539               523             520
                                                                      =====             =====           =====
     Basic earnings (loss) per share attributable to
        common stockholders                                           $(.42)            $(.28)          $ .16
                                                                      =====             =====           =====

Diluted EPS:
     Earnings (loss) attributable to common stockholders              $(226)            $(144)          $  83
     Add preferred dividend requirements                                 --                --               6
     Add interest expense                                                --                --               1
     Less fees paid on equity swap facilities                            (4)               --              --
                                                                      -----             -----           -----
     Adjusted earnings (loss) attributable to common
        stockholders assuming conversion of preferred shares          $(230)            $(144)          $  90
                                                                      =====             =====           =====

     Weighted average common shares                                     539               523             520
                                                                      -----             -----           -----
     Add dilutive potential common shares:
           Employee and director options and other
                performance awards                                       --                --               9
           Convertible notes payable                                     --                --              24
           Series C-TCI Group Preferred Stock                            --                --               7
           Series G Preferred Stock                                      --                --               8
           Preferred stock of subsidiaries                               --                --              45
                                                                      -----             -----           -----
                Dilutive potential common shares                         --                --              93
                                                                      -----             -----           -----
     Diluted weighted average common shares                             539               523             613
                                                                      =====             =====           =====
     Diluted earnings (loss) per share attributable to
         common stockholders                                          $(.43)            $(.28)          $ .15
                                                                      =====             =====           =====


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         (b)      Liberty Group Stock
                  -------------------

                  The basic earnings (loss) attributable to Old Liberty Group common stockholders per common share for the two months ended February 28, 1999 and the three and six month periods ended June 30, 1998 and the diluted loss attributable to Old Liberty Group common stockholders per common and potential common share for the two months ended February 28, 1999, were computed by dividing net earnings (loss) attributable to Old Liberty Group common stockholders by the weighted average number of common shares outstanding of Liberty Group Stock during the period. Potential common shares were not included in the diluted computation of weighted average shares for the two months ended February 28, 1999 because their inclusion would be anti-dilutive.

                  The diluted earnings attributable to Old Liberty Group common stockholders per common and potential common share for the six months ended June 30, 1998 were computed by dividing earnings attributable to Old Liberty Group common stockholders by the weighted average number of common and potential common shares outstanding of Liberty Group Stock during the period. Shares issuable upon conversion of the Series C-Liberty Media Group Preferred Stock, the Series D Preferred Stock, the Series H Preferred Stock, convertible notes payable, stock options and other performance awards have been included in the diluted calculation of weighted average shares, as illustrated below. All of the outstanding shares of Series D Preferred Stock were redeemed effective April 1, 1998. Numerator adjustments for dividends and interest associated with the convertible preferred shares and convertible notes payable, respectively, were not made to the computation of diluted earnings per share as such dividends and interest were paid by TCI Group.

                  The diluted loss attributable to Old Liberty Group common stockholders per common share for the three months ended June 30, 1998 was computed by dividing the net loss attributable to Old Liberty Group stockholders by the weighted average number of common shares outstanding of Liberty Group Stock during the period. Potential common shares were not included in the computation of weighted average shares outstanding because their inclusion would be anti-dilutive.

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

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Information concerning the reconciliation of basic EPS to diluted EPS with respect to Liberty Group Stock is presented below:

                                                                                      Old TCI
                                                                -------------------------------------------------
                                                                    Two months      Three months     Six months
                                                                     ended              ended          ended
                                                                February 28, 1999   June 30, 1998   June 30, 1998
                                                                -----------------   -------------   -------------
                                                                                amounts in millions,
                                                                              except per share amounts
Basic EPS:
    Earnings (loss) attributable to common stockholders               $ (49)            $ (65)            $ 238
                                                                      =====             =====             =====
    Weighted average common shares                                      367               358               356
                                                                      =====             =====             =====
    Basic earnings (loss) per share attributable to common
       stockholders                                                   $(.13)            $(.18)            $ .67
                                                                      =====             =====             =====

Diluted EPS:

    Earnings (loss) attributable to common stockholders               $ (49)            $ (65)            $ 238
                                                                      =====             =====             =====
    Weighted average common shares                                      367               358               356
                                                                      -----             -----             -----
    Add dilutive potential common shares:
       Employee and director options and other
         performance awards                                              --                --                 8
       Convertible notes payable                                         --                --                19
       Series C-Liberty Media Group Preferred Stock                      --                --                 4
       Series H Preferred Stock                                          --                --                 4
                                                                      -----             -----             -----
             Dilutive potential common shares                            --                --                35
                                                                      -----             -----             -----
    Diluted weighted average common shares                              367               358               391
                                                                      =====             =====             =====
    Diluted earnings (loss) per share attributable to common
      stockholders                                                    $(.13)            $(.18)            $ .61
                                                                      =====             =====             =====


         (c)      TCI Ventures Group Stock
                  ------------------------

                  The basic loss attributable to TCI Ventures Group common stockholders per common share for the two months ended February 28, 1999 and the three and six month periods ended June 30, 1998 was computed by dividing net loss attributable to TCI Ventures Group common stockholders by the weighted average number of common shares outstanding of TCI Ventures Group Stock during the period (423 million, 422 million and 421 million, respectively). Potential common shares were not included in the diluted calculation of weighted average shares outstanding because their inclusion would be anti-dilutive.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


                  The diluted loss attributable to TCI Ventures Group common stockholders per common share for the two months ended February 28, 1999 and the three and six month periods ended June 30, 1998 was computed by dividing net loss attributable to TCI Ventures Group common stockholders by the weighted average number of common shares outstanding of TCI Ventures Group Stock during the period. In 1999, the net loss attributable to TCI Ventures Group common stock holders is increased by $29 million for charges recorded directly to equity upon settlement of an equity swap transaction. See note
                  10. For purposes of computing diluted EPS such amount is assumed to be charged to earnings. Potential common shares were not included in the computation of weighted average shares outstanding because their inclusion would be anti-dilutive.

                  In connection with the March 9, 1999 AT&T Merger, TCI Ventures Group Stock was converted into AT&T Liberty Tracking Stock. See note 2.

(4)      Supplemental Disclosures to Consolidated Statements of Cash Flows
         -----------------------------------------------------------------

         Cash paid for interest was $105 million, $287 million and $538 million for the four months ended June 30, 1999, the two months ended February 28, 1999 and the six months ended June 30, 1998, respectively.

         Cash paid for income taxes was not material during such periods.

         Significant non-cash investing and financing activities and certain supplemental disclosures with respect to the statement of cash flows are reflected below:

                                                          New TCI                 Old TCI
                                                       -------------   ---------------------------------
                                                        Four months       Two months        Six months
                                                           ended            ended             ended
                                                       June 30, 1999   February 28, 1999   June 30, 1998
                                                       -------------   -----------------   -------------
                                                                    amounts in millions
Cash paid for acquisitions:
   Recorded value of assets acquired                        $ (29)    |      $(353)           $(729)
   Net liabilities assumed                                     --     |         --                3
   Deferred tax liability recorded in acquisitions             --     |         --              107
   Change in minority interests in equity of                          |
      consolidated subsidiaries                                --     |         --             (179)
   Elimination of notes receivable from affiliates             --     |         --              350
   Common stock issued in acquisitions                         --     |         --              376
                                                            -----     |      -----            -----
                                                                      |
        Cash paid for acquisitions                          $ (29)    |      $(353)           $ (72)
                                                            =====     |      =====            =====
                                                                      |
Capitalized costs of distribution agreements                $  79     |      $  --            $  83
                                                            =====     |      =====            =====


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         The Company ceased to include TV Guide, Inc. ("TV Guide") in its consolidated financial results and began to account for TV Guide using the equity method of accounting effective February 28, 1999 (see note
         7). In addition, during the second quarter of 1999, the Company ceased to include @Home in its consolidated financial results and began to account for @Home using the equity method of accounting (see note 6). The effects of changing the method of accounting for the Company's ownership interests in TV Guide and @Home from the consolidation method to the equity method are summarized below (amounts in millions):

                                                                             Four months        Two months
                                                                                ended              ended
                                                                            June 30, 1999    February 28, 1999
                                                                            -------------    -----------------
                Assets (other than cash and cash equivalents)                              |
                   reclassified to investments in affiliates                     $(896)    |        $(572)
                Liabilities reclassified to investments in affiliates              357     |          190
                Minority interests in equity of subsidiaries                               |
                   reclassified to investments in affiliates                       474     |           63
                Gain on issuance of equity by subsidiary                           466     |          372
                                                                                 -----     |        -----
                                                                                           |
                   Decrease in cash and cash equivalents                         $ 401     |        $  53
                                                                                 =====     |        =====



         For a description of certain additional non-cash transactions, see notes 2, 6 and 7.

         The Company's restricted cash of $40 million and $185 million at June 30, 1999 and December 31, 1998, respectively, is primarily comprised of proceeds received in connection with certain asset dispositions. Such proceeds, which aggregated $32 million and $162 million at June 30, 1999 and December 31, 1998, respectively, are designated to be reinvested in certain identified assets for income tax purposes. At December 31, 1998, the Company's restricted cash also included $17 million held as collateral for interest payment obligations pursuant to certain bank credit facilities.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(5)      Investment in Liberty Media Group
         ---------------------------------

         As described in note 2, immediately following the AT&T Merger, the entities comprising the Liberty Media Group were deconsolidated. The Company's investment in Liberty Media Group includes non-interest bearing receivables from Liberty Media Group. Summarized unaudited results of operations for Liberty Media Group for the period in which the Company used the equity method to account for Liberty Media Group are as follows (amounts in millions):

                                                           Four months
                                                               ended
                                                          June 30, 1999
                                                          -------------
        Revenue                                             $   292
        Operating costs and expenses                           (240)
        Stock compensation                                     (455)
        Depreciation and amortization                          (230)
                                                            -------

            Operating loss                                     (633)

        Interest expense                                        (46)
        Other, net                                               78
                                                            -------

            Net loss                                        $  (601)
                                                            =======



         During March and April 1999, certain convertible debentures of a subsidiary attributed to the Liberty Media Group were converted into shares of AT&T Liberty Tracking Stock. The $354 million principal amount of such converted debentures has been reflected as an increase to New TCI's additional paid-in capital.

         The accompanying consolidated statement of stockholders' equity for the four months ended June 30, 1999 includes changes in Liberty Media Group's unrealized holding gains for available-for-sale securities totaling $2,012 million, net of taxes, and Liberty Media Group's foreign currency translation adjustments totaling $43 million, net of taxes.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(6)      Investments in the Other Affiliates
         -----------------------------------

         The Company has various investments in the Other Affiliates accounted for under the equity method. The following table includes the Company's carrying value of its more significant investments in the Other Affiliates as of the indicated dates:

                                                         New TCI         Old TCI
                                                        --------       ------------
                                                        June 30,       December 31,
                                                          1999             1998
                                                        --------       ------------
                                                           amounts in millions
Cablevision Systems Corporation ("CSC") (a)             $ 3,223    |     $   945
@Home (b)                                                 3,193    |          --
Lenfest Communications, Inc. ("Lenfest")                  1,708    |        (138)
Texas Cable Partners, L.P.                                  726    |         111
InterMedia Capital Partners IV, L.P.
    ("InterMedia IV") and InterMedia
    Capital Management IV, L.P. ("ICM IV")                  574    |         201
USA Networks, Inc. and related investments (c)               --    |       1,042
Various foreign equity investments (c)                       --    |       1,492
Other                                                     1,658    |       1,056
                                                        -------    |     -------

                                                        $11,082    |     $ 4,709
                                                        =======    |     =======


         -----------------
         (a)      CSC

                  On March 4, 1998, the Company contributed to CSC certain of its cable television systems serving approximately 830,000 customers in exchange for approximately 48.9 million newly issued CSC Class A common shares (the "CSC Transaction"). CSC also assumed and repaid approximately $574 million of debt owed by the Company to external parties and $95 million of debt owed to the Company. As a result of the CSC Transaction, the Company recognized a $506 million gain in the accompanying consolidated statement of operations for the six months ended June 30, 1998. Such gain represents the excess of the $1,161 million fair value of the CSC Class A common shares received over the historical cost of the net assets transferred by the Company to CSC.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


                  The Company has also entered into letters of intent with CSC which provide for the Company to acquire a cable system in Michigan and an additional 4% of CSC's Class A common shares and for CSC to (i) acquire cable systems serving approximately 250,000 customers in Connecticut and (ii) assume $110 million of liabilities.

                  At June 30, 1999, the Company owned 48,942,172 shares of CSC Class A common stock, which had a closing market price of $70.00 per share on such date. Such shares represented an approximate 32% equity interest in CSC's total outstanding shares and an approximate 9% voting interest in CSC in all matters except for (i) the election of directors, in which case the Company effectively has the right to designate two of CSC's directors, and (ii) any increase in authorized shares, in which case the Company has agreed to vote its interest in proportion with the public holders of CSC Class A common shares. The ability of the Company to sell or increase its investment in CSC is subject to certain restrictions and limitations set forth in a stockholders agreement with CSC. As a result of the deconsolidation of Liberty Media Group, 1,040,400 shares of CSC Class A common stock held by Liberty Media Group are no longer included in the Company's investment in CSC. See note 2.

         (b)      @Home

                  During the second quarter of 1999, the stockholders of @Home approved certain changes in the corporate governance of @Home. As a result of these changes, management has concluded that TCI no longer holds a controlling financial interest (as that term is used in Statement of Financial Accounting Standards No. 94) in @Home and, accordingly, during the second quarter of 1999, TCI ceased to consolidate @Home and began to account for @Home using the equity method of accounting.

                  On May 28, 1999, @Home consummated a merger agreement with Excite, Inc. ("Excite"), a global Internet media company that offers consumers and advertisers comprehensive Internet navigation services with extensive personalization capabilities. Under the terms of the merger agreement, @Home issued approximately 116 million shares of its common stock (as adjusted for a June 1999 two-for-one stock split) for all of the outstanding common stock of Excite based on an exchange ratio of 2.083804 shares of @Home's common stock (as adjusted for a June 1999 two-for-one stock split) for each share of Excite's common stock. @Home may issue up to approximately 46 million additional shares of common stock (as adjusted for a June 1999 two-for-one stock split) in connection with the assumption of obligations under Excite's stock option and employer stock purchase plans and outstanding warrants. As a result of the merger, TCI's economic interest in @Home decreased from 38% to 26%. Due to the resulting increase in @Home's equity, net of the dilution of TCI's ownership interest in @Home, TCI recorded a $466 million increase to "Additional paid-in capital" and a $298 million increase to "Deferred income tax liability." At June 30, 1999, the Company owned 63,720,000 shares of @Home Class A common stock (as adjusted for a June 1999 two-for-one stock split), which had a closing market price of $53.94 per share on such date.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


                  During the two months ended February 28, 1999, @Home issued
                  2.2 million common shares (as adjusted for a June 1999 two-for-one stock split). Due to the resulting increase in @Home's equity, net of the dilution of TCI's ownership interest in @Home, TCI recognized a gain of $17 million.

         (c)      Liberty Media Group Investments

                  As a result of the deconsolidation of Liberty Media Group, the indicated investments are no longer included in the Company's consolidated investments. See note 2.

         At June 30, 1999, the aggregate carrying value of the Company's investments in the Other Affiliates exceeded the Company's aggregate proportionate share of the Other Affiliates' underlying equity by $11.2 billion, of which $5.4 billion, $4.2 billion and $1.6 billion is being amortized over 40 years, 25 years and 7 years, respectively.

         TCI has entered into various agreements, which, among other matters, contemplate the disposition of certain of its investments in the Other Affiliates. See note 7.

         Summarized unaudited combined results of operations for the Other Affiliates for the periods in which the Company used the equity method to account for the Other Affiliates are as follows:

                                                      Six months ended June 30,
                                                      -------------------------
            Combined Operations                         1999              1998
            -------------------                       -------           -------
                                                         amounts in millions
               Revenue                                $ 5,443           $ 8,209
               Operating expenses                      (4,333)           (7,211)
               Depreciation and amortization           (1,324)           (1,585)
                                                      -------           -------

                 Operating loss                          (214)             (587)

              Interest expense                           (766)           (1,110)
              Other, net                                 (124)             (172)
                                                      -------           -------

                Net loss                              $(1,104)          $(1,869)
                                                      =======           =======


(7)      Acquisitions and Dispositions
         -----------------------------

         On May 4, 1999, AT&T and Comcast Corporation ("Comcast") announced that they had signed a letter of intent to exchange various cable systems, including certain cable systems of TCI. In addition, Comcast will receive an option from AT&T to purchase, over the next three years, additional cable systems with a total of approximately 1.25 million subscribers, which may include cable subscribers of TCI. The foregoing agreements are subject to completion of certain other transactions, and regulatory and legal approvals.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         On May 4, 1999, AT&T and Lenfest announced that they have signed an agreement for AT&T to acquire the remaining 50% interest in Lenfest not already owned by TCI. Lenfest has approximately 1.5 million customers in the greater Philadelphia area. AT&T has agreed to a stock purchase of the remaining ownership interest, and expects to issue shares of AT&T Common Stock to Lenfest valued at approximately $2.2 billion, subject to purchase price adjustments. The number of shares of AT&T Common Stock issued to Lenfest will be based on the average price per share of AT&T Common Stock during the sixty day period prior to the closing date. The transaction is subject to receipt of necessary legal and regulatory approvals. No assurance can be given that such transaction will be consummated. See note 6.

         On July 6, 1999, AT&T and Cox Communications, Inc. ("Cox") signed an agreement whereby AT&T would redeem approximately 50.3 million shares of AT&T Common Stock held by Cox in exchange for cable television systems of TCI serving approximately 316,000 customers and TCI's interest in certain equity method investments. The transaction is subject to receipt of necessary government and regulatory approvals. No assurance can be given that such transaction will be consummated. See note 6.

         TCI has entered into agreements with Century Communications Corp. ("Century") whereby TCI will contribute cable television systems serving approximately 249,000 customers located in Southern California to a newly formed limited partnership in which TCI will have an approximate 25% partnership interest. TCI will also exchange with the new partnership, a cable television system serving approximately 100,000 customers in Southern California for cable television systems in Northern California serving approximately 100,000 customers. The transactions are subject to various closing conditions. No assurance can be given that such transactions will be consummated.

         During the second quarter of 1999, the Company entered into an agreement for the acquisition by Charter Communications, Inc. ("Charter") and TCI of certain cable television systems owned by InterMedia IV and InterMedia Partners. Charter will pay consideration consisting of cash and cable television systems for the systems it acquires from InterMedia IV. TCI will acquire certain other cable systems in a non-cash transaction. Upon the consummation of the transactions, TCI will own all of the partnership interests in InterMedia IV and InterMedia Partners. The transactions are subject to various closing conditions. No assurance can be given that such transactions will be consummated. See notes 6 and 12.

         During the second quarter of 1999, TCI entered into separate agreements to sell the majority of its 50% interest in Bresnan Communications Group LLC (the "Bresnan Transaction") and its 46% interest in Falcon Communications, L.P. (the "Falcon Transaction") to Charter. In accordance with the terms of the Bresnan Transaction, TCI would receive consideration of approximately $900 million in the form of cash, and an approximate 4.5% interest in a new entity to be formed by Charter. In accordance with the terms of the Falcon Transaction, TCI would receive cash proceeds of approximately $725 million for its interest in Falcon Communications, L.P. The transactions are subject to various closing conditions. No assurance can be given that such transactions will be consummated. See note 6

         During the second quarter of 1999, the Company paid $40 million in cash and traded cable television systems serving approximately 618,000 customers located in Florida, Hawaii, Maine, New York, Ohio, Texas and Wisconsin in exchange for cable systems serving approximately 565,000 customers located in Illinois, New Jersey, Oregon and Pennsylvania (the "1999 Exchange"). The 1999 Exchange was consummated pursuant to an agreement that was executed in November 1998. No gain was recognized on the 1999 Exchange due to the Company's application of purchase accounting in connection with the AT&T Merger.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         During the two months ended February 28, 1999, the Company completed a transaction whereby the Company contributed cable television systems to an entity in which the Company had an approximate 80% ownership interest. Through a series of transactions, including the contribution of cash by a third party in exchange for an ownership interest in the entity, the Company's ownership interest in such majority-owned subsidiary was reduced to a non-controlling 50% ownership interest (the "1999 Contribution Transaction"). In connection with the associated dilution of the Company's ownership interest, the Company deconsolidated assets and liabilities related to cable television systems serving approximately 614,000 customers. The deconsolidated liabilities included $210 million of debt owed to external parties and $709 million of intercompany debt owed to the Company. In connection with the 1999 Contribution Transaction, the Company has agreed to take certain steps to support compliance by such entity with its payment obligations under certain debt instruments. See note 13. As a result of the dilution of the Company's ownership interest from 80% to 50%, the Company recorded a $9 million increase (net of deferred income taxes of $5 million) to additional paid-in capital in connection with the 1999 Contribution Transaction. No gain was recognized due to the Company's aforementioned commitment to support the entity's payment obligations under certain debt instruments.

         During February 1999, the Company sold cable television assets serving approximately 145,000 customers to an unaffiliated third party for approximately $300 million. The Company recorded a $123 million gain on such disposition.

         During the year ended 1998, the Company completed various transactions in addition to the CSC Transaction described in note 6, wherein the Company contributed cable television systems serving in the aggregate approximately 1.9 million customers to several joint ventures (collectively, the "1998 Joint Ventures") in exchange for non-controlling ownership interests in each of the 1998 Joint Ventures, and the assumption and repayment by the 1998 Joint Ventures of debt owed by the Company to external parties aggregating $323 million and intercompany debt owed to the Company aggregating $2,374 million. In connection with such transactions, the Company has agreed to take certain steps to support compliance by the 1998 Joint Ventures with their payment obligations under certain debt instruments. See notes 6 and 13.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


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

(8)      Debt
         ----

         Debt is summarized as follows:

                                                            New TCI        Old TCI
                                                           --------      ------------
                                                           June 30,      December 31,
                                                             1999            1998
                                                           --------      ------------
                                                              amounts in millions
         AT&T Notes (a)                                    $ 7,286    |     $    --
         Other notes payable (b)                             9,602    |       9,412
         Bank credit facilities (c)                             --    |       3,773
         Commercial paper                                       --    |         109
         Convertible notes (d)                                  --    |          40
         Capital lease obligations and other debt              313    |         718
                                                           -------    |     -------
                                                                      |
                                                           $17,201    |     $14,052
                                                           =======    |     =======

         (a) Amounts outstanding under the notes payable to AT&T ("AT&T Notes") bear interest at the London Interbank Offered Rate ("LIBOR") plus 15 basis points (5.52% at June 30, 1999) and are due and payable on or before March 9, 2004. Interest on the AT&T Notes is compounded quarterly.
                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


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

                  During the six months ended June 30, 1998, the Company redeemed certain notes payable which had an aggregate principal balance of $299 million and fixed interest rates ranging from 8.67% to 10.125%. In connection with such redemptions, the Company recognized a pre-tax loss on early extinguishment of debt of $38 million in 1998. Such loss related to prepayment penalties amounting to $34 million and the retirement of deferred loan costs.

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

         (d) The convertible notes, which were stated net of unamortized discount of $166 million at December 31, 1998, were scheduled to mature on December 12, 2021. The notes required an annual interest payment equal to 1.85% of the face amount of the notes. On March 26, 1999, all of the notes were converted into shares of AT&T Common Stock, AT&T Liberty Class A Tracking Stock and TCI Satellite Entertainment, Inc. Series A common stock, $1.00 par value per share ("Satellite Series A Common Stock") in accordance with the terms of the notes. Following such conversion, none of such notes remain outstanding. Such notes were held by a then director of the Company, as well as several members of his family. In connection with the AT&T Merger, such director resigned. Immediately prior to the AT&T Merger, the notes were convertible, at the option of the holders, into an aggregate of 24,163,259 shares of TCI Group Series A Stock, 19,416,889 shares of Liberty Group Series A Stock, 20,711,364 shares of TCI Ventures Group Series A Stock and 3,451,897 shares of Satellite Series A Common Stock. Pursuant to the terms of the Merger Agreement and a certain stock purchase agreement, dated as of July 9, 1986, among the Company and the holders of such convertible notes, the conversion feature of the convertible notes was adjusted such that as of the March 9, 1999 consummation date of the AT&T Merger, such notes were convertible into an aggregate of 28,632,122 shares of AT&T Common Stock, 60,373,632 shares of AT&T Liberty Class A Tracking Stock (as adjusted for a June 1999 two-for-one stock split) and 3,451,897 shares of Satellite Series A Common Stock.

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

         The aggregate fair value assigned in purchase accounting to New TCI's debt and related variable and fixed interest rate exchange agreements ("Interest Rate Swaps") exceeded the aggregate recorded value at the date of the AT&T Merger by $945 million. Such excess is being amortized over the respective remaining 1 to 30 year lives of the underlying debt obligations and Interest Rate Swaps. See note 2.

         The fair value of the Company's debt, exclusive of the AT&T Notes, is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. At June 30, 1999, the fair value of the Company's debt, exclusive of the AT&T Notes, was $9,584 million, as compared to a carrying value of $9,915 million on such date. Due to its related party nature, it is not practical to obtain a reasonable estimate of the fair value of the AT&T Notes.

         In order to achieve the desired balance between variable and fixed rate indebtedness, the Company may enter into Interest Rate Swaps pursuant to which it (i) pays fixed interest rates (the "Fixed Rate Agreements") and receives variable interest rates and (ii) pays variable interest rates (the "Variable Rate Agreements") and receives fixed interest rates. During the six months ended June 30, 1998, the Company's payments pursuant to the Fixed Rate Agreements were $1 million. At December 31, 1998, all of the Company's Fixed Rate Agreements had expired, therefore, no such payments were made in 1999. During the four months ended June 30, 1999, the two months ended February 28, 1999 and the six months ended June 30, 1998, the Company's net receipts pursuant to the Variable Rate Agreements were $9 million, $1 million and $4 million, respectively.

         Information concerning the Company's Variable Rate Agreements at June 30, 1999 is as follows (dollar amounts in millions):

                                                                           Amount to be
           Expiration              Interest rate         Notional      received (paid) upon
              date                to be received          amount          termination (a)
           ----------             --------------         --------      --------------------
         September 1999                 6.4%             $   350            $     2
         February 2000               5.8%-6.6%               300                  2
         March 2000                  5.8%-6.0%               675                  3
         September 2000                 5.1%                  75                 (1)
         March 2027                     9.7%                 300                  9
         December 2036                  9.7%                 200                 --
                                                         -------            -------

                                                         $ 1,900            $    15
                                                         =======            =======

         --------------------
         (a) The estimated amount that the Company would receive to terminate the agreements at June 30, 1999, taking into consideration current interest rates and the current creditworthiness of the counterparties, represents the fair value of the Interest Rate Swaps.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         In addition to the Variable Rate Agreements, the Company has entered into Interest Rate Swaps pursuant to which it pays a variable rate based on LIBOR (6.1% at June 30, 1999) and receives a variable rate based on the Constant Maturity Treasury Index ("CMT") (5.9% at June 30,
         1999) on a notional amount of $400 million through September 2000; and pays a variable rate based on LIBOR (6.0% at June 30, 1999) and receives a variable rate based on CMT (6.0% at June 30, 1999) on notional amounts of $95 million through February 2000. During each of the four months ended June 30, 1999, the two months ended February 28, 1999 and the six months ended June 30, 1998, the Company's net payments pursuant to such agreements were $1 million. At June 30, 1999, the Company would be required to pay less than $1 million to terminate such Interest Rate Swaps.

         The Company is exposed to credit losses for the periodic settlements of amounts due under the Interest Rate Swaps in the event of nonperformance by the other parties to the agreements. However, the Company does not anticipate that it will incur any material credit losses because it does not anticipate nonperformance by the counterparties. Further, the Company does not anticipate material near-term losses in future earnings, fair values or cash flows resulting from derivative financial instruments as of June 30, 1999.

(9) Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely Subordinated Debt Securities
         -------------------------------------------------------------

         The Trust Preferred Securities are presented together in a separate line item in the accompanying consolidated balance sheets captioned "Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely subordinated debt securities." Dividends accrued on the Trust Preferred Securities aggregated $48 million, $23 million and $71 million during the four months ended June 30, 1999, the two months ended February 28, 1999 and the six months ended June 30, 1998, respectively, and are included in minority interests in earnings of consolidated subsidiaries in the accompanying consolidated financial statements.

         The aggregate fair value assigned to the Trust Preferred Securities in purchase accounting exceeded the aggregate recorded value at the date of the AT&T Merger by $160 million. Such excess is being amortized over the remaining 28 to 46 year terms of such securities.

(10)     Stockholders' Equity
         --------------------

         Treasury Stock and Common Stock Held by Subsidiaries, at Cost
         -------------------------------------------------------------

         In conjunction with the AT&T Merger, Old TCI shares held in treasury and Old TCI shares held by subsidiaries were canceled. See note 2.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         General
         -------

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

 (11)    Transactions with Related Parties
         ---------------------------------

         On July 23, 1998, a merger in which TCG agreed to be acquired by AT&T, was consummated. As a result of such merger, TCI received in exchange for all of its interest in TCG, 70,429,248 shares of AT&T Common Stock. TCI recognized a $2.3 billion gain (before deducting deferred income tax expense of $883 million) on such transaction during the third quarter of 1998 based on the difference between the carrying amount of TCI's interest in TCG and the fair value of the AT&T Common Stock received. Prior to the AT&T Merger, TCI had accounted for its ownership interest in AT&T Common Stock as an available-for-sale security. Such AT&T Common Stock was transferred from Liberty/Ventures Group to TCI Group in connection with the AT&T Merger. See note 2. In addition, immediately prior to the AT&T Merger, certain shares of Series F Preferred Stock were converted into shares of TCI Group Stock which, in turn, were converted into 215,755,850 shares of AT&T Common Stock. Such converted shares are recorded at Old TCI's historical cost basis. New TCI treats its investment in AT&T Common Stock as an investment in its parent. Accordingly, New TCI's investment in AT&T Common Stock is reflected as a reduction of TCI's equity. The Company does not anticipate that it will receive dividends on its investment in AT&T Common Stock.

         The Company's non-interest bearing intercompany account with AT&T ($15 million at June 30, 1999) is included in TCI's "Investment in AT&T" in the accompanying consolidated balance sheet.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         Certain entities attributed to Liberty Media Group produce and/or distribute programming to the Company. Charges to the Company aggregated $69 million for the four months ended June 30, 1999. Such amount is included in operating costs and expenses in the accompanying consolidated statements of operations.

         AT&T provides long distance service and allocates certain other administrative costs to the Company. During the four months ended June 30, 1999, such amounts aggregated $17 million and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

         NDTC leases transponder facilities to entities attributed to Liberty Media Group. Charges by NDTC for such arrangements were $10 million for the four months ended June 30, 1999 and are included in revenue in the accompanying consolidated statements of operations.

(12)     Transactions with Officers and Directors
         ----------------------------------------

         After the Company's stockholders voted to approve the terms of the AT&T Merger, on February 17, 1999, TCI's Board of Directors approved the payment by Liberty/Ventures Group of $1 million to each of two directors of the Company for their services on the Special Committee of TCI's Board of Directors in evaluating the AT&T Merger and the consideration to be received by the stockholders of the Company. In addition, Liberty/Ventures Group paid $10 million to a director and executive officer of TCI, immediately prior to the AT&T Merger, for his services in negotiating the merger agreement and completing the AT&T Merger.

         Prior to the AT&T Merger, a limited liability company owned by Dr. Malone, TCI's Chairman and Chief Executive Officer, acquired, from certain subsidiaries of Old TCI, working cattle ranches located in Wyoming in exchange for a $17 million promissory note from such limited liability company. No gain or loss was recognized on such acquisition. Upon payment of such note, the excess of the proceeds received over the carrying value of the cattle ranches will be reflected as an increase to additional paid-in-capital. The purchase price paid by such limited liability company was in the form of a 12-month note in the amount of $17 million having an interest rate of 7%. Such note is payable to an entity attributed to Liberty Media Group at any time without penalty and is personally guaranteed by Dr. Malone.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         As described more fully in note 7, the Company has entered into an agreement wherein TCI will acquire all of the partnership interests in InterMedia IV and InterMedia Partners. An individual who is a director and executive officer of TCI, currently has a .001% special limited partnership interest in ICM IV, which in turn has a 1.19% limited partnership interest in InterMedia IV. Such individual's special limited partnership interest in ICM IV was created in August 1997 in connection with TCI's acquisition of all of the partnership interests (other than a .002% general partnership interest and a .001% special limited partnership interest) in ICM IV. Such individual also indirectly owns a minimal interest in InterMedia Partners. In connection with the proposed transaction described in note 7, it is anticipated that such individual, by virtue of his .001% special limited partnership interest in ICM IV, will participate in a profit sharing mechanism of InterMedia IV and receive cash consideration based on the valuation of InterMedia IV in the transaction described in note
         7. Although the amount of such consideration is uncertain at this time, its is expected that such consideration will be approximately $10 million. In the transaction described above, it is expected that such individual will receive less than $50,000 for his indirect interest in InterMedia Partners.

         For additional transactions involving the Company's officers and directors, see notes 8 and 13.

 (13)    Commitments and Contingencies
         -----------------------------

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

         The Company is obligated and/or has guaranteed Liberty Media Group's obligation to pay fees for the rights to exhibit certain films that are released by various producers through 2017 (the "Film Licensing Obligations"). Based on customer levels at June 30, 1999, these agreements require minimum payments aggregating approximately $317 million. The aggregate amount of the Film Licensing Obligations under these license agreements is not currently estimable because such amount is dependent upon the number of qualifying films released theatrically by certain motion picture studios as well as the domestic theatrical exhibition receipts upon the release of such qualifying films. Nevertheless, required aggregate payments under the Film Licensing Obligations could prove to be significant.

         The Company is a party to affiliation agreements with programming suppliers. Pursuant to certain of such agreements, the Company is committed to carry such suppliers' programming on its cable systems. Additionally, certain of such agreements provide for penalties and charges in the event the programming is not carried or not delivered to a contractually specified number of customers.

         The Company is committed to purchase billing services from a third party pursuant to three successive five-year agreements. Pursuant to such arrangement, the Company is obligated at June 30, 1999 to make minimum payments aggregating approximately $1.5 billion through 2012. Such minimum payments are subject to inflation and other adjustments pursuant to the terms of the underlying agreements.

         The Company has guaranteed notes payable and other obligations of affiliated and other companies with outstanding balances of approximately $77 million at June 30, 1999. The Company also has agreed to take certain steps to support debt compliance with respect to obligations aggregating $1,690 million of certain cable television partnerships in which the Company has non-controlling ownership interests. See note 7. The Company also has guaranteed the performance of certain affiliates and other parties with respect to such parties' contractual and other obligations. Although there can be no assurance, management of the Company believes that it will not be required to meet its obligations under such guarantees, or if it is required to meet any of such obligations, that they will not be material to the Company.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         During 1999, a subsidiary of the Company entered into a contribution agreement ("Contribution Agreement") with certain shareholders of Phoenixstar, Inc. (formerly Primestar, Inc.) ("Phoenixstar") pursuant to which the Company would, to the extent it is relieved of $166 million of contingent liabilities currently owed to certain creditors of Phoenixstar and its subsidiaries, contribute up to $166 million to Phoenixstar to the extent necessary to satisfy liabilities of Phoenixstar. During the second quarter of 1999 and the fourth quarter of 1998, the Company recorded charges of $50 million and $90 million, respectively, to provide for the estimated losses that were expected to result from the Contribution Agreement. During the second quarter of 1999, the Company contributed approximately $114 million to Phoenixstar in partial satisfaction of its obligation. The Company's remaining obligation under the Contribution Agreement will expire in 2001. An individual who is a director of TCI is also the Chairman of the Board of TCI Satellite Entertainment, Inc. ("TSAT"). TSAT has an approximate 37% ownership interest in Phoenixstar.

         TCI has agreed to make fixed monthly payments to an entity attributed to Liberty Media Group pursuant to an affiliation agreement. The fixed annual commitments increase annually from $190 million in 1999 to $267 million in 2003, and will increase with inflation through 2022. In addition, TCI is obligated to make minimum revenue payments through 2017 and minimum license fee payments through 2007 aggregating $392 million to an entity attributed to Liberty Media Group. Such minimum payments are subject to inflation and other adjustments pursuant to the terms of the underlying agreements.

         Effective as of December 16, 1997, NDTC on behalf of the Company and other cable operators that may be designated from time to time by NDTC ("Approved Purchasers"), entered into an agreement (the "Digital Terminal Purchase Agreement") with GI to purchase advanced digital set-top devices. The hardware and software incorporated into these devices are designed and manufactured to be compatible and interoperable with the OpenCable(TM) architecture specifications adopted by CableLabs, the cable television industry's research and development consortium, in November 1997. NDTC has agreed that Approved Purchasers will purchase, in the aggregate, a minimum of 6.5 million set-top devices during calendar years 1998, 1999 and 2000 at an average price of $318 per set-top device. The 1998 purchase commitment of 1.5 million set-top devices was met. During the six months ended June 30, 1999, approximately 930,000 set-top devices had been purchased related to the 1999 commitment of 1,750,000 devices. GI agreed to provide NDTC and its Approved Purchasers the most favorable prices, terms and conditions made available by GI to any customer purchasing advanced digital set-top devices. In connection with NDTC's purchase commitment, GI agreed to grant warrants to purchase its common stock proportional to the number of devices ordered by each organization. In connection with the AT&T Merger, such warrants were transferred to Liberty/Ventures Group in exchange for approximately $176 million in cash. To the extent such warrants do not vest because TCI fails to meet its purchase commitments, TCI is required to repay a proportional amount of such cash to Liberty Media Group. NDTC has the right to terminate the Digital Terminal Purchase Agreement if, among other reasons, GI fails to meet a material milestone designated in the Digital Terminal Purchase Agreement with respect to the development, testing and delivery of advanced digital set-top devices.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         On July 17, 1998, the Company acquired 21.4 million shares of common stock of GI in exchange for (i) certain of the assets of NDTC's set-top authorization business, (ii) the license of certain related software to GI, (iii) a $50 million promissory note from the Company to GI, and
         (iv) a nine-year revenue guarantee from the Company in favor of GI. In connection therewith, NDTC also entered into a services agreement pursuant to which it will provide certain postcontract services to GI's set-top authorization business. The 21.4 million shares of GI common stock are, in addition to other transfer restrictions, restricted as to their sale by NDTC for a three-year period. The Company recorded its investment in such shares at fair value which included a discount attributable to the above-described liquidity restriction. As a result of the deconsolidation of Liberty Media Group, the 21.4 million shares of GI common stock are no longer included in the Company's consolidated assets. The $346 million excess of the fair value of GI common stock received in 1998 over (i) the book value of certain assets transferred from NDTC to GI, and (ii) the $42 million present value of the promissory note due from the Company to GI, was deferred by the Company. A portion of such excess equal to the $160 million present value of the annual amounts specified by the revenue guarantee is being amortized to revenue over nine years in proportion to such annual guaranteed amounts. The remaining $186 million excess is being amortized to revenue on a straight-line basis over the nine-year period that NDTC is required to perform postcontract services.

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

(14)     Year 2000
         ---------

         During the six months ended June 30, 1999, the Company continued its enterprise-wide, comprehensive efforts to assess and remediate its computer systems and related software and equipment to ensure such systems, software and equipment recognize, process and store information in the year 2000 and thereafter. The Company's year 2000 remediation efforts include an assessment of its most critical systems, such as customer service and billing systems, headends and other cable plant systems that support the Company's programming services, business support operations, and other equipment and facilities. The Company also continued its efforts to verify the year 2000 readiness of its significant suppliers and vendors and continued to communicate with significant business partners and affiliates to assess such partners and affiliates' year 2000 status.

         The Company has a year 2000 Program Management Office (the "PMO") to organize and manage its year 2000 remediation efforts. The PMO is responsible for overseeing, coordinating and reporting on the Company's year 2000 remediation efforts. At June 30, 1999, it was comprised of a 340-member, full-time staff, accountable to executive management of the Company.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         During the six months ended June 30, 1999, the Company continued its survey of significant third-party vendors and suppliers whose systems, services or products are important to the Company's operations. The year 2000 readiness of such vendors and suppliers is critical to continued provision of the Company's cable service. The Company has examined the public disclosures regarding compliance status made by vendors of critical systems products utilized by the Company (such as addressable controllers, accounting systems and other critical hardware and software), and the Company is in the process of examining the public disclosures regarding compliance status made by critical suppliers (such as utilities, banking, and similar critical operational services). Verification of the survey results may include, as deemed necessary, conducting functionality tests, reviewing vendors' test data certifications, engaging in regular conferences with vendors' year 2000 teams, or re-examining public disclosures for changes in status. For those vendors and suppliers who do not expect to be year 2000 ready by December 31, 1999, or are deemed to be critical to the Company's operations, contingency planning efforts are underway to make such changes as are required to continue critical operations.

         Significant market value is associated with the Company's investments in certain public and private corporations, partnerships and other businesses. Accordingly, the Company is monitoring the public disclosure of such publicly-held business entities, including CSC and @Home, to determine their year 2000 readiness. In addition, the Company has surveyed and monitored the year 2000 status of certain privately-held business entities in which the Company has significant investments.

         Year 2000 expenses and capital expenditures incurred during the four months ended June 30, 1999 were $31 million and $10 million, respectively. Year 2000 expenses and capital expenditures incurred during the two months ended February 28, 1999 were $11 million and $2 million, respectively. Year 2000 expenses and capital expenditures for the four months ended June 30, 1999 are exclusive of costs attributable to Liberty Media Group, which was deconsolidated as of March 1, 1999. See note 2. Management of the Company currently estimates the remaining costs, exclusive of future costs attributable to the assessment and remediation of year 2000 issues associated with Liberty Media Group, to be not less than $69 million, bringing the total estimated cost associated with the Company's year 2000 remediation efforts to be not less than $136 million (including $32 million for replacement of noncompliant information technology systems). Also included in this estimate is $13 million in future payments to be made pursuant to unfulfilled executory contracts or commitments with vendors for year 2000 remediation services.

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

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(15)     Information about the Company's Operating Segments
         --------------------------------------------------

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

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



         The Company utilizes the following interim financial information for purposes of making decisions about allocating resources to a segment and assessing a segment's performance:

                                                Domestic cable
                                               & communications          All
                                                   services             other            Total
                                               ----------------       --------         ---------
                                                           amounts in millions
         New TCI
         --------

         Three months ended
         June 30, 1999:
         -------------
         External and
             intersegment revenue                    $ 1,358           $    69           $ 1,427
         Intersegment revenue                        $     4           $     4           $     8
         Segment Operating Cash Flow                 $   492           $     9           $   501
         Segment depreciation and
             amortization                            $   267           $   135           $   402
         Segment EBIT                                $  (123)          $  (888)          $(1,011)

         Four months ended
         June 30, 1999:
         -------------
         External and
             intersegment revenue                    $ 1,812           $   100           $ 1,912
         Intersegment revenue                        $     5           $     5           $    10
         Segment Operating Cash Flow                 $   664           $     9           $   673
         Segment depreciation and
             amortization                            $   378           $   191           $   569
         Segment EBIT                                $  (617)          $(1,080)          $(1,697)
------------------------------------------------------------------------------------------------------

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



                                                  Domestic cable        Domestic
                                                 & communications     programming         All
                                                     services           services         other            Total
                                                 ----------------     -----------       -------          -------
         Old TCI
         -------

         Two months ended
         February 28, 1999:
         -----------------
         External and
             intersegment revenue                    $   902           $   128          $   165          $ 1,195
         Intersegment revenue                        $    --           $    39          $    11          $    50
         Segment Operating Cash Flow                 $   301           $    30          $    25          $   356

         Three months ended
         June 30, 1998:
         -------------
         External and
             intersegment revenue                    $ 1,521           $   165          $   225          $ 1,911
         Intersegment revenue                        $    (4)          $    69          $    16          $    81
         Segment Operating Cash Flow                 $   624           $    16          $    23          $   663

         Six months ended
         June 30, 1998:
         -------------
         External and
             intersegment revenue                    $ 3,116           $   322          $   436          $ 3,874
         Intersegment revenue                        $    (9)          $   141          $    22          $   154
         Segment Operating Cash Flow                 $ 1,279           $    44          $    45          $ 1,368


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         A reconciliation of reportable segment Operating Cash Flow to the Company's consolidated EBIT and consolidated earnings (loss) before income tax and extraordinary loss is as follows:

                                                                          New TCI                          Old TCI
                                                                      -------------        --------------------------------------
                                                                       Four months            Two months            Six months
                                                                          ended                  ended                  ended
                                                                      June 30, 1999        February 28, 1999        June 30, 1998
                                                                      -------------        -----------------        -------------
                                                                                             amounts in millions
Total Operating Cash Flow for reportable segments                         $   664      |         $   331                $ 1,323
         Other Operating Cash Flow                                              9      |              25                     45
Other items excluded from Operating Cash Flow:                                         |
              Year 2000 costs                                                 (31)     |             (11)                    (1)
              AT&T merger and integration costs                               (27)     |             (65)                   (10)
              Stock compensation                                              (74)     |            (366)                  (412)
      Reserve for loss arising from contingent obligation                     (50)     |              --                     --
      Write-off of in-process research and development costs                 (594)     |              --                     --
              Depreciation and amortization                                  (569)     |            (277)                  (868)
              Interest and dividend income                                      6      |              13                     39
              Share of losses of Liberty Media Group                         (601)     |              --                     --
      Share of losses of the Other Affiliates, net                           (377)     |            (161)                  (589)
      Minority interest in earnings of consolidated                                    |
         subsidiaries, net                                                    (58)     |             (26)                   (65)
      Gains on issuance of equity interests by subsidiaries                    --      |             389                     38
              Gain on issuance of stock by equity investee                     --      |              --                    201
              Gains on disposition of assets, net                              --      |             144                  1,099
              Other, net                                                        5      |               8                    (18)
                                                                          -------      |         -------                -------
         EBIT                                                              (1,697)     |               4                    782
      Interest expense                                                       (310)     |            (161)                  (535)
                                                                          -------      |         -------                -------
         Earnings (loss) before income taxes and                                       |
            extraordinary loss                                            $(2,007)     |         $  (157)               $   247
                                                                          =======      |         =======                =======

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

         Targeted Stock
         --------------

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

       AT&T Merger and Restructuring
       -----------------------------

On March 9, 1999, AT&T acquired TCI in the AT&T Merger in which Italy Merger Corp., a wholly-owned subsidiary of AT&T, merged with and into TCI, and TCI thereby became a subsidiary of AT&T. As a result of the AT&T Merger, (i) each share of TCI Group Series A Stock was converted into 1.16355 shares of AT&T Common Stock, (ii) each share of TCI Group Series B Stock was converted into
1.27995 shares of AT&T Common Stock, (iii) each share of Liberty Group Series A Stock was converted into 2 shares of a newly created class of AT&T common stock designated as the AT&T Liberty Class A Tracking Stock (as adjusted for a June 1999 stock split), (iv) each share of Liberty Group Series B Stock was converted into 2 shares (as adjusted for a June 1999 stock split) of a newly created class of AT&T common stock designated as the AT&T Liberty Class B Tracking Stock, (v) each share of TCI Ventures Group Series A Stock was converted into 1.04 shares of AT&T Liberty Class A Tracking Stock (as adjusted for a June 1999 stock split), (vi) each share of TCI Ventures Group Series B Stock was converted into
1.04 shares of AT&T Liberty Class B Tracking Stock (as adjusted for a June 1999 stock split), (vii) each share of Series C-TCI Group Preferred Stock was converted into 154.589253 shares of AT&T Common Stock, (viii) each share of Series C-Liberty Media Group Preferred Stock was converted into 12.5 shares of AT&T Liberty Class A Tracking Stock (as adjusted for a June 1999 stock split),
(ix) each share of Series G Preferred Stock was converted into 1.3846245 shares of AT&T Common Stock and (x) each share of Series H Preferred Stock was converted into 1.18125 shares of AT&T Liberty Class A Tracking Stock (as adjusted for a June 1999 stock split). Following the AT&T Merger, each share of Class B Preferred Stock continues to be outstanding as the Class B Preferred Stock with the same rights and preferences such stock had prior to the AT&T Merger. In general, the holders of shares of AT&T Liberty Class A Tracking Stock and the holders of shares of AT&T Liberty Class B Tracking Stock will vote together as a single class with the holders of shares of AT&T Common Stock on all matters presented to such stockholders, with the holders being entitled to 3/40th of a vote for each share of AT&T Liberty Class A Tracking Stock held, 3/4ths of a vote per share of AT&T Liberty Class B Tracking Stock held and 1 vote per share of AT&T Common Stock held.

         The shares of AT&T Liberty Tracking Stock issued in the AT&T Merger are intended to reflect the separate performance of the businesses and assets attributed to Old Liberty Group and TCI Ventures Group at the time of the AT&T Merger. References herein to Liberty/Ventures Group refer to the combined assets and businesses of Old Liberty Group and TCI Ventures Group for periods prior to the AT&T Merger, and subsequent to the AT&T Merger such combined assets and businesses are referred to as Liberty Media Group. Pursuant to, and subject to the terms and conditions set forth in the Merger Agreement, immediately prior to the AT&T Merger, certain assets previously attributed to TCI Ventures Group (including, among others, the shares of AT&T Common Stock received in the merger of AT&T and TCG, the stock of @Home attributed to TCI Ventures Group, the assets and business of NDTC and TCI Ventures Group's equity interest in WTCI were transferred to TCI Group in exchange for approximately $5.5 billion in cash. Also, upon consummation of the AT&T Merger, through a new tax sharing agreement between Liberty Media Group and AT&T, Liberty Media Group became entitled to the benefit of approximately $2.0 billion of net operating loss carryforwards attributable to all entities included in TCI's consolidated federal income tax return as of the date of the AT&T Merger. Such net operating loss carryforwards are subject to adjustment by the Internal Revenue Service and are subject to limitations on usage which may affect the ultimate amount utilized. Additionally, certain warrants to purchase shares of GI previously attributed to TCI Group were transferred to Liberty/Ventures Group in exchange for approximately $176 million in cash. The transfer of certain immaterial assets was also effected.

         Immediately prior to the AT&T Merger, AT&T and Liberty Media Corporation entered into an agreement relating to the carriage of programming of Liberty Media Corporation and its affiliates to be distributed over the AT&T cable systems. Pursuant to this agreement, Liberty Media Corporation will be granted, among other rights, "preferred vendor status" with respect to certain types of new programming services. Liberty Media Corporation will also be entitled to the use of channel capacity equal to one six megahertz channel to be used for category specific interactive video channels. In addition, such agreement also provided for the extension of existing affiliation agreements between TCI and programming affiliates of Liberty Media Corporation to a date not less than 10 years from the closing of the AT&T Merger, upon the terms and conditions set forth in such agreement.

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

         Immediately prior to the AT&T Merger, TCI consummated the Restructuring. The Restructuring included merging TCI's cable subsidiary, TCIC, into TCI. As a result of TCIC's merger with TCI, all assets and liabilities of TCIC have been assumed by TCI, including TCIC's public debt. In connection with TCIC's merger with TCI, each share of TCIC's Cumulative Exchangeable Preferred Stock, Series A was converted into 2.119 shares of TCI Group Series A Stock, and such shares of TCI Group Series A Stock were subsequently converted into AT&T Common Stock in connection with the AT&T Merger. All other public securities issued by subsidiaries of TCIC (other than Pacific) otherwise remained unaffected. Furthermore, as part of the Restructuring, (i) AT&T loaned TCI $5.5 billion pursuant to a promissory note, (ii) certain asset transfers were made between TCI and its subsidiaries, (iii) 123,896 shares of the Series F Preferred Stock, which were held by subsidiaries of TCI, were converted into 185,428,946 shares of TCI Group Series A Stock (which in turn were converted into 215,755,850 shares of AT&T Common Stock in the AT&T Merger and continue to be held by subsidiaries of TCI), (iv) the remaining 154,411 shares of Series F Preferred Stock which were formerly held by subsidiaries of TCI were distributed to TCI through a series of liquidations and canceled, and (v) 125,728,816 shares of TCI Group Series A Stock, 9,154,134 shares of TCI Group Series B Stock, 6,654,367 shares of Liberty Group Series A Stock, 3,417,187 shares of Liberty Group Series B Stock, and 67,536 shares of Class B Preferred Stock, each formerly held by subsidiaries of TCI, were distributed to TCI through a series of liquidations and canceled.

         Under the terms of the Exchangeable Preferred Stock, each share of that preferred stock is exchangeable, from and after August 1, 2001, for approximately 6.3375 shares of AT&T Common Stock, subject to certain anti-dilution adjustments. Additionally, Pacific may elect to make any dividend, redemption or liquidation payment on the Exchangeable Preferred Stock in cash, by delivery of shares of AT&T Common Stock or by a combination of the foregoing forms of consideration.

         For information concerning the accounting treatment of the AT&T Merger, see note 2 to the accompanying consolidated financial statements.

         Year 2000
         ---------

         During the six months ended June 30, 1999, the Company continued its enterprise-wide, comprehensive efforts to assess and remediate its computer systems and related software and equipment to ensure such systems, software and equipment recognize, process and store information in the year 2000 and thereafter. The Company's year 2000 remediation efforts include an assessment of its most critical systems, such as customer service and billing systems, headends and other cable plant systems that support the Company's programming services, business support operations, and other equipment and facilities. The Company also continued its efforts to verify the year 2000 readiness of its significant suppliers and vendors and continued to communicate with significant business partners and affiliates to assess such partners and affiliates' year 2000 status.

         The Company has a year 2000 Program Management Office to organize and manage its year 2000 remediation efforts. The PMO is responsible for overseeing, coordinating and reporting on the Company's year 2000 remediation efforts. At June 30, 1999, it was comprised of a 340-member, full-time staff, accountable to executive management of the Company.

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

         At June 30, 1999, TCI's overall progress by phase was as follows:


                                       Percentage of Year 2000                 Expected Completion Date --
Phase                               Projects Completed by Phase*                  All Year 2000 Projects
-----                               ----------------------------               -----------------------------
Phase 1-Assessment                             100%                                      Completed
Phase 2-Remediation                             99%                                     August 1999
Phase 3-Testing                                 81%                                    September 1999
Phase 4-Implementation                          56%                                    September 1999

---------------------
*The percentages set forth above were calculated by dividing the number of year 2000 projects that have completed a given phase by the total number of year 2000 projects. Such calculations do not reflect any systems or businesses that may be acquired subsequent to June 30, 1999. See related discussion below.

         The completion dates set forth above are based on the Company's current expectations. However, due to the uncertainties inherent in year 2000 remediation, no assurances can be given as to whether such projects will be completed on such dates.

         The Company has completed the inventory and assessment of critical systems with embedded technologies that impact its operations. The progress by phase of year 2000 compliance work on such systems is included in the table above.

         During the six months ended June 30, 1999, the Company continued its survey of significant third-party vendors and suppliers whose systems, services or products are important to the Company's operations. The year 2000 readiness of such vendors and suppliers is critical to continued provision of the Company's cable service. The Company has examined the public disclosures regarding compliance status made by vendors of critical systems products utilized by the Company (such as addressable controllers, accounting systems and other critical hardware and software), and the Company is in the process of examining the public disclosures regarding compliance status made by critical suppliers (such as utilities, banking, and similar critical operational services). The majority are either year 2000 ready, require the implementation of an adjustment to the company's systems, or are expected to be year 2000 ready by third quarter 1999. Verification of the survey results may include, as deemed necessary, conducting functionality tests, reviewing vendors' test data certifications, engaging in regular conferences with vendors' year 2000 teams, or re-examining public disclosures for changes in status. For those vendors and suppliers who do not expect to be year 2000 ready by December 31, 1999, or are deemed to be critical to the Company's operations, contingency planning efforts are underway to make such changes as are required to continue critical operations.

         Significant market value is associated with the Company's investments in certain public and private corporations, partnerships and other businesses. Accordingly, the Company is monitoring the public disclosure of such publicly-held business entities, including CSC and @Home, to determine their year 2000 readiness. For updated information related to year 2000 programs of CSC and @Home, please refer to the most recent periodic filings with the Securities and Exchange Commission of CSC and @Home. In addition, the Company has surveyed and monitored the year 2000 status of certain privately-held business entities in which the Company has significant investments.

         Year 2000 expenses and capital expenditures incurred during the four months ended June 30, 1999 were $31 million and $10 million, respectively. Year 2000 expenses and capital expenditures incurred during the two months ended February 28, 1999 were $11 million and $2 million, respectively. Year 2000 expenses and capital expenditures for the four months ended June 30, 1999 are exclusive of costs attributable to Liberty Media Group, which was deconsolidated as of March 1, 1999. See AT&T Merger and Restructuring, above. Management of the Company currently estimates the remaining costs, exclusive of future costs attributable to the assessment and remediation of year 2000 issues associated with Liberty Media Group, to be not less than $69 million, bringing the total estimated cost associated with the Company's year 2000 remediation efforts to be not less than $136 million (including $32 million for replacement of noncompliant information technology ("IT") systems). Also included in this estimate is $13 million in future payments to be made pursuant to unfulfilled executory contracts or commitments with vendors for year 2000 remediation services. Although no assurances can be given, management currently expects that
(i) cash flow from operations or advances from AT&T will fund the costs associated with year 2000 compliance and (ii) the total projected cost associated with the Company's year 2000 program will not be material to the Company's financial position, results of operations or cash flows.

         The Company is a widely distributed enterprise in which allocation of certain resources, including IT support is decentralized. Accordingly, the Company does not consolidate an IT budget. Therefore, total estimated year 2000 costs as a percentage of an IT budget are not available. There are currently no planned IT projects being deferred due to year 2000 costs.

         During 1999, the Company has continued to enter into certain strategic acquisition transactions wherein the Company has acquired or will acquire in the future cable systems and other businesses from third parties. To adequately address any year 2000 impact from these acquisitions, the PMO has instituted a mergers and acquisition program whereby members of the PMO evaluate the year 2000 readiness of any cable systems or other businesses which have been or will be acquired in the future to determine the year 2000 readiness of such systems or businesses. The PMO monitors such systems'/businesses' year 2000 readiness from the signing of the letters of intent or definitive agreements through the closing of the proposed transactions. In certain circumstances, the PMO actively oversees the year 2000 remediation efforts of systems or businesses to be acquired in an effort to coordinate remediation approaches prior to closing.

         Please note that the information set forth in this section concerning progress by phase and other matters applies only to systems or businesses owned and operated by the Company or its affiliates as of June 30, 1999 and does not include information for systems or equipment acquired after June 30, 1999.

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

         Satellite system failures could prevent the delivery of programming to cable headends and disrupt service to customers. The Company is in the process of securing transponder space on alternate satellites in the event of such failures.

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

         In the event that the local public utility cannot supply power, the Company expects to supply power for a limited time to the Company's cable headends, NDTC and office sites through backup generators.

         The financial impact of any or all of the above worst-case scenarios has not been and cannot be estimated by the Company due to the numerous uncertainties and variables associated with such scenarios.

         If critical systems related to the Company's cable TV and programming services are not successfully remediated, the Company could face claims of breach of contract from customers of NDTC, from parties to cable system sale or exchange agreements, from certain programming providers, from advertisers and from other cable TV businesses that rely on the Company's programming services. The Company has not determined the possible losses from any such claims of breach of contract.

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

         Summarized operating data with respect to New TCI and Old TCI is presented below for the indicated periods:

                                                                   New TCI                   Old TCI
                                                                 -----------       -----------------------------
                                                                 Four months       Two months         Six months
                                                                    ended             ended             ended
                                                                  June 30,         February 28,        June 30,
                                                                    1999               1999              1998
                                                                 -----------       ------------       ----------
                                                                                 amounts in millions
Revenue                                                            $ 1,902     |     $ 1,145           $ 3,720
                                                                               |
Operating expenses                                                     746     |         467             1,448
Selling, general and administrative expenses                           483     |         322               904
Year 2000 costs                                                         31     |          11                 1
AT&T merger costs                                                       27     |          65                10
Stock compensation                                                      74     |         366               412
Reserve for loss arising from contingent obligation                     50     |          --                --
Write-off of in-process research and development costs                 594     |          --                --
Depreciation and amortization                                          569     |         277               868
                                                                   -------     |     -------           -------
                                                                     2,574     |       1,508             3,643
                                                                   -------     |     -------           -------
                                                                               |
     Operating income (loss)                                          (672)    |        (363)               77
                                                                               |
Interest expense                                                      (310)    |        (161)             (535)
Interest and dividend income                                             6     |          13                39
Share of losses of Liberty Media Group                                (601)    |          --                --
Share of losses of the Other Affiliates, net                          (377)    |        (161)             (589)
Minority interests in earnings of consolidated                                 |
    subsidiaries, net                                                  (58)    |         (26)              (65)
Gains on issuance of equity interests by subsidiaries                   --     |         389                38
Gain on issuance of stock by equity investee                            --     |          --               201
Gains on disposition of assets, net                                     --     |         144             1,099
Other, net                                                               5     |           8               (18)
                                                                   -------     |     -------           -------
                                                                    (1,335)    |         206               170
                                                                   -------     |     -------           -------
                                                                               |
    Earnings (loss) before income taxes and extraordinary                      |
       loss                                                         (2,007)    |        (157)              247
                                                                               |
Income tax benefit (expense)                                           237     |        (119)             (177)
                                                                   -------     |     -------           -------
                                                                               |
    Earnings (loss) before extraordinary loss                       (1,770)    |        (276)               70
                                                                               |
Extraordinary loss, net of income tax benefit                           --     |          (5)              (23)
                                                                   -------     |     -------           -------
                                                                               |
     Net earnings (loss)                                           $(1,770)    |     $  (281)          $    47
                                                                   =======     |     =======           =======

         Due to the consummation of the AT&T Merger, the Company's 1999 statement of operations includes information reflecting the four-month period ended June 30, 1999 and the two-month period ended February 28, 1999. Prior to March 1, 1999 the Company consolidated the operations of Liberty/Ventures Group, and subsequent to February 28, 1999 the Company accounted for its ownership interests in Liberty Media Group under the equity method. The following discussion of the Company's results of operations includes a section that addresses the combined operating results of the former TCI Group, @Home (under the consolidated method prior to the second quarter of 1999 and under the equity method thereafter, see note 6 to the accompanying consolidated financial statements), NDTC and WTCI (collectively, the "Adjusted TCI Group") and a section that addresses the combined operating results of Liberty/Ventures Group, exclusive of @Home, NDTC and WTCI (the "Adjusted Liberty/Ventures Group").

         ADJUSTED TCI GROUP

         For purposes of the following table and discussion, the combined operating results of Adjusted TCI Group for the four months ended June 30, 1999 have been combined with the combined operating results of Adjusted TCI Group for the two months ended February 28, 1999 in order to provide a meaningful basis for comparing the six months ended June 30, 1999 and 1998. Depreciation, amortization and certain other line items included in the operating results of Adjusted TCI Group are not necessarily comparable between periods as the three-month and four-month successor periods ended June 30, 1999 include the effects of purchase accounting adjustments related to the AT&T Merger, and prior predecessor periods do not. The combining of predecessor and successor accounting periods is not acceptable under generally accepted accounting principles. See note 2 to the accompanying consolidated financial statements. The unaudited combined results of operations for Adjusted TCI Group are as follows:


                                                                               Adjusted TCI Group
                                                            --------------------------------------------------------------
                                                            Three months ended June 30,          Six months ended June 30,
                                                            ---------------------------          -------------------------
                                                              1999              1998              1999              1998
                                                            --------          ---------          -------          --------
                                                                              amounts in millions
Revenue                                                      $ 1,419           $ 1,559           $ 2,843           $ 3,186

Operating expenses                                              (558)             (566)           (1,133)           (1,185)
Selling, general and administrative expenses                    (360)             (371)             (729)             (726)
Year 2000 costs                                                  (25)               (1)              (42)               (1)
AT&T merger and integration costs                                (27)              (10)              (92)              (10)
Stock compensation                                              (119)              (77)             (257)             (147)
Reserve for loss arising from contingent obligation              (50)               --               (50)               --
Write-off of in-process research and development
    costs                                                         --                --              (594)               --
Depreciation and amortization                                   (402)             (403)             (824)             (806)
                                                             -------           -------           -------           -------

     Operating income (loss)                                    (122)              131              (878)              311

Interest expense                                                (241)             (230)             (446)             (506)
Share of losses of the Other Affiliates, net                    (300)              (67)             (471)              (65)
Minority interests in earnings of consolidated
    subsidiaries, net                                            (43)              (33)              (78)              (66)
Gain on issuance of equity interests by subsidiary                --                --                17                --
Gain on issuance of stock by equity investee                      --               201                --               201
Gains (losses) on disposition of assets, net                      --                30               129               541
Other, net                                                        (3)                2                25                (2)
                                                             -------           -------           -------           -------

    Earnings (loss) before income taxes and
       extraordinary loss                                       (709)               34            (1,702)              414

Income tax benefit (expense)                                     222               (64)              325              (223)
                                                             -------           -------           -------           -------

    Earnings (loss) before extraordinary loss                   (487)              (30)           (1,377)              191

Extraordinary loss, net of income tax benefit                     --               (13)               (5)              (23)
                                                             -------           -------           -------           -------

     Net earnings (loss)                                     $  (487)          $   (43)          $(1,382)          $   168
                                                             =======           =======           =======           =======

         Acquisitions and Dispositions
         -----------------------------

         Since January 1, 1998, Adjusted TCI Group has contributed cable television systems serving approximately 3,368,000 customers to a number of joint ventures in which Adjusted TCI Group has retained non-controlling ownership interests. Contribution transactions during the six months ended June 30, 1999 accounted for approximately 614,000 of such contributed customers. In addition, during the second quarter of 1999, the Company discontinued using the consolidation method to account for its ownership interest in @Home and began to account for its ownership interest in @Home under the equity method. Adjusted TCI Group also has completed certain other acquisitions and dispositions since January 1, 1998. The above-described transactions adversely affect the comparability of operating results between periods. Accordingly, in the following discussion, the collective effects of such acquisitions and dispositions are sometimes excluded in order to provide a more meaningful basis of comparison.

         Revenue and Expenses
         --------------------

         Adjusted TCI Group's revenue decreased $140 million or 9% for the three months ended June 30, 1999, as compared to the corresponding prior year period. Exclusive of the effects of acquisitions and dispositions, revenue increased $101 million or 8%. Revenue from domestic cable customers accounted for a 6% increase in revenue, primarily due to the net effect of a 4% increase in basic revenue, an increase in revenue from digital products, an increase in pay-per-view revenue and a 4% decrease in traditional premium revenue. The Company experienced a 3% increase in its average basic rate, an increase of 1% in the number of average basic customers, a 10% decrease in its average rate for traditional premium services and a 6% increase in the number of average traditional premium subscriptions. Additionally, revenue increases from NDTC and WTCI accounted for a 2% increase in Adjusted TCI Group revenue.

         Adjusted TCI Group's revenue decreased $343 million or 11% for the six months ended June 30, 1999, as compared to the corresponding prior year period. Exclusive of the effects of acquisitions and dispositions, revenue increased $190 million or 7%. Revenue from domestic cable customers accounted for a 6% increase in revenue, primarily due to the net effect of a 4% increase in basic revenue, an increase in revenue from digital products, an increase in pay-per-view revenue and a 3% decrease in traditional premium revenue. The Company experienced a 2% increase in its average basic rate, an increase of 2% in the number of average basic customers, a 9% decrease in its average rate for traditional premium services and a 5% increase in the number of average traditional premium subscriptions. Additionally, revenue increases from NDTC and WTCI accounted for a 1% increase in Adjusted TCI Group revenue.

         Adjusted TCI Group's operating expenses decreased $8 million or 1% for the three months ended June 30, 1999, as compared to the corresponding prior year period. Exclusive of the effects of acquisitions and dispositions and the deconsolidation of @Home, operating expenses increased $100 million or 22%. Higher programming costs accounted for approximately one half of such increase. It is anticipated that Adjusted TCI Group's programming costs will continue to increase in future periods. The remaining increase relates primarily to higher labor costs and launch and development costs related to the roll-out of Adjusted TCI Group's digital video products and other new service offerings.

         Adjusted TCI Group's operating expenses decreased $52 million or 4% for the six months ended June 30, 1999, as compared to the corresponding prior year period. Exclusive of the effects of acquisitions and dispositions, operating expenses increased $187 million or 20%. Higher programming costs accounted for approximately one half of such increases. It is anticipated that Adjusted TCI Group's programming costs will continue to increase in future periods. The remaining increase relates primarily to higher labor costs and launch and development costs related to the roll-out of Adjusted TCI Group's digital video products and other new service offerings.

         Adjusted TCI Group's selling, general and administrative expenses decreased $11 million or 3% for the three months ended June 30, 1999, as compared to the corresponding prior year period. Exclusive of the effects of acquisitions and dispositions, the expenses increased $25 million or 7%. The increase is due primarily to increases in salaries and billing costs.

         Adjusted TCI Group's selling, general and administrative expenses increased $3 million or less than 1% for the six months ended June 30, 1999, as compared to the corresponding prior year period. Exclusive of the effects of acquisitions, the expenses increased $57 million or 9%. The increase is due primarily to increases in salaries and billing costs.

         Adjusted TCI Group's year 2000 costs include fees and other expenses incurred directly in connection with Adjusted TCI Group's comprehensive efforts to review and correct computer systems, equipment and related software to ensure readiness for the year 2000. See detailed discussion above.

         AT&T merger and integration costs incurred by Adjusted TCI Group include investment advisory, legal and accounting fees, and other incremental costs directly related to the AT&T Merger. See note 2 to the accompanying consolidated financial statements

         Adjusted TCI Group records stock compensation relating to restricted stock awards, options and/or stock appreciation rights granted by the Company to certain employees and directors. The amount of expense associated with stock compensation for Adjusted TCI Group is based on the vesting of the related stock options and stock appreciation rights and the market price of the underlying common stock as of the date of the accompanying consolidated financial statements. The estimated compensation liability relating to vested stock appreciation rights has been recorded as of June 30, 1999, and is subject to future adjustment based upon market values and, ultimately, on the final determination of market values when such rights are exercised. See note 2 to the accompanying consolidated financial statements.

         During the second quarter of 1999, the Company recorded a charge of $50 million to provide for additional estimated losses that were expected to result from the Contribution Agreement. See note 13 to the accompanying consolidated financial statements.

          The write-off of in-process research and development costs of $594 million during March 1999 reflects the value, as of the date of the AT&T Merger, of New TCI's research and development projects which have not yet reached technological feasibility and which have no alternative for future use. Such costs included @Home's in-process research and development projects. During the second quarter of 1999, the Company ceased to consolidate @Home and began to account for its investment in @Home under the equity method of accounting. Accordingly, the Company will no longer report on the in-process research and development projects of @Home. The projects identified for New TCI related to the Company's efforts to offer voice over Internet protocol, cost savings efforts for cable telephony implementation and product integration efforts for advanced set-top devices that would enable the Company to offer next-generation digital services. Although there are significant technological issues to overcome in order to successfully complete the acquired in-process research and development, the Company expects successful completion. The Company currently anticipates that (i) it will deploy equipment to offer voice over Internet protocol to two cities in the year 2001, (ii) field deployable devices will be available by the end of the year with respect to the Company's cost savings efforts for cable telephony implementation, and (iii) field trials will begin in mid-year 2000 for next-generation digital services. If, however, the Company is unable to establish technological feasibility and produce a commercially viable product/service, then anticipated incremental future cash flows attributable to expected profits from such new product/service may not be realized. See note 2 to the accompanying consolidated financial statements.

         Adjusted TCI Group's depreciation and amortization expense decreased $1 million or less than 1% and increased $18 million or 2% for the three and six months ended June 30, 1999, respectively, as compared to the corresponding prior year period. Such changes include $35 million and $77 million increases in amortization expense and $36 million and $59 million decreases in depreciation expense for the three and six month periods, respectively. The increase in amortization expense is primarily attributable to the effects of purchase accounting during the three and four months ended June 30, 1999. Such increase in amortization expense is partially offset by the effects of dispositions. The decrease in depreciation expense includes the net effect of (i) decreases attributable to dispositions and purchase accounting, and (ii) increases attributable to capital expenditures and acquisitions. See note 2 to the accompanying consolidated financial statements.

         Other Income and Expenses
         -------------------------

         Adjusted TCI Group's interest expense increased $8 million or 3% and decreased $71 million or 14% for the three and six months ended June 30, 1999, respectively, as compared to the corresponding prior year period. The increase for the three months ended June 30, 1999 is due to an increase in Adjusted TCI Group's debt balances as a result of amounts borrowed by Adjusted TCI Group on March 9, 1999 from AT&T pursuant to the AT&T Notes. See note 8 to the accompanying consolidated financial statements. The decrease for the six months ended June 30, 1999 is primarily the result of lower weighted average debt balances resulting from debt reductions attributable to certain disposition transactions in 1998 and the first quarter of 1999.

         Adjusted TCI Group's investments in the Other Affiliates are comprised of limited partnerships and other entities that are primarily engaged in the domestic cable television business or other communications services businesses. Adjusted TCI Group's share of losses of the Other Affiliates was $300 million and $471 million for the three and six months ended June 30, 1999, respectively, as compared to $67 million and $65 million for the corresponding prior year periods. Such increases are primarily attributable to (i) increases of $137 million and $169 million during the three and six months ended June 30, 1999 in the amortization of the excess carrying value of the Company's investments in the Other Affiliates due to the application of purchase accounting and (ii) increases of $91 million and $233 million during the three and six months ended June 30, 1999, respectively, in the Company's share of losses of CSC, @Home and certain of the Other Affiliates (exclusive of the effects of purchase accounting) that were formed or otherwise acquired during the eighteen-month period ended June 30, 1999. For additional information, see notes 2, 6 and 7 to the accompanying consolidated financial statements. Additionally, Adjusted TCI Group's share of the Other Affiliates' losses during the six months ended June 30, 1998 includes Adjusted TCI Group's share of gains recognized by two affiliates in connection with certain transactions.

         Minority interests in earnings of consolidated subsidiaries aggregated $43 million and $78 million for the three and six months ended June 30, 1999, respectively, as compared to $33 million and $66 million in the corresponding prior year periods. Such amounts include dividends on the Trust Preferred Securities and other preferred securities of TCI subsidiaries attributed to Adjusted TCI Group of $36 million and $71 million during the three and six month periods ended June 30, 1999, respectively, and $58 million and $95 million during the three and six month periods ended June 30, 1998, respectively. See note 9 to the accompanying consolidated financial statements. Through the first quarter of 1999, such dividends were offset in part by the minority interests share of the losses of @Home. As described in note 6 to the accompanying consolidated financial statements, during the second quarter of 1999, the Company ceased to consolidate @Home and began to account for @Home under the equity method of accounting.

         During the two months ended February 28, 1999, @Home issued 1.1 million common shares. Due to the resulting increase in @Home's equity, net of the dilution of Adjusted TCI Group's ownership interest in @Home, Adjusted TCI Group recognized a gain of $17 million.

         Gains on disposition of assets during the six months ended June 30, 1999 includes a $123 million gain related to the February 1999 sale of certain cable television systems serving approximately 145,000 customers. Adjusted TCI Group's gains on disposition of assets of $541 million during the six months ended June 30, 1998 are primarily attributable to the March 4, 1998 contribution of cable television systems to CSC. For additional information, see notes 6 and 7 to the accompanying consolidated financial statements.

         During 1999 and 1998, Adjusted TCI Group recognized extraordinary losses on early extinguishment of debt which related to prepayment penalties and the retirement of deferred loan costs. Such extraordinary losses were $5 million for the six months ended June 30, 1999 as compared to $23 million for the corresponding prior year period and are stated net of related deferred income tax benefits.

         Net Earnings (Loss)
         -------------------

         As a result of the above-described fluctuations in Adjusted TCI Group's results of operations, Adjusted TCI Group's net loss of $481 million for the three months ended June 30, 1999 changed by $438 million, as compared to Adjusted TCI Group's net loss (before preferred stock dividend requirements) of $43 million for the three months ended June 30, 1998. Adjusted TCI Group's net loss (before preferred stock dividend requirements) of $1,382 million for the six months ended June 30, 1999 changed by $1,550 million, as compared to Adjusted TCI Group's net earnings (before preferred stock dividend requirements) of $168 million for the six months ended June 30, 1998.

         ADJUSTED LIBERTY/VENTURES GROUP

         The consolidated operating results of the Company for the two months ended February 28, 1999 and the three and six months ended June 30, 1998 include the operations of entities attributed to the Liberty/Ventures Group during such periods. For the three and four months ended June 30, 1999, the Company's investment in Liberty Media Group was accounted for under the equity method. The following table presents certain combined operating information of Adjusted Liberty/Ventures Group (Liberty/Ventures Group exclusive of @Home, NDTC and
WTCI) for the periods in which such information was included in the Company's consolidated financial statements:

                                                                        Adjusted Liberty/Ventures Group
                                                           ---------------------------------------------------------
                                                               Two months         Three months          Six months
                                                                 ended                ended                ended
                                                           February 28, 1999      June 30, 1998        June 30, 1998
                                                           -----------------      -------------        -------------
                                                                               amounts in millions
Revenue                                                          $ 240                $ 343                $ 660

Operating costs and expenses:
    Operating, selling, general and administrative                 192                  302                  567
    Stock compensation                                             183                  106                  265
    Depreciation and amortization                                   22                   28                   55
                                                                 -----                -----                -----
                                                                   397                  436                  887
                                                                 -----                -----                -----

         Operating loss                                           (157)                 (93)                (227)

Other income (expense):
    Interest expense                                               (25)                 (23)                 (37)
    Dividend and interest income                                    10                   15                   32
    Share of losses of affiliates, net                             (67)                (283)                (522)
    Minority interests in losses of attributed
       subsidiaries                                                 (6)                  (7)                  (7)
    Gains on dispositions, net                                      15                    5                  557
    Gains on issuance of equity by affiliates and
       subsidiaries                                                372                   --                   38
    Other, net                                                      (4)                  (2)                  --
                                                                 -----                -----                -----
                                                                   295                 (295)                  61
                                                                 -----                -----                -----

       Earnings (loss) before income taxes                         138                 (388)                (166)

Income tax benefit (expense)                                      (206)                 133                   46
                                                                 -----                -----                -----

       Net loss                                                  $ (68)               $(255)               $(120)
                                                                 =====                =====                =====

         The foregoing results of operations of Adjusted Liberty/Ventures Group are not comparable in that the 1999 year-to-date period includes two months of operations and the 1998 year-to-date period includes six months of operations. In addition to fluctuations that are attributable to the different lengths of the 1999 and 1998 periods, other factors have contributed to changes between such periods. Such changes are discussed in relative terms below.

         The combined revenue of Adjusted Liberty/Ventures Group includes programming revenue charged to Adjusted TCI Group and non-affiliates. The relative increase in revenues relates primarily to higher revenue from the distribution of "Encore" premium movie services to cable operators, including Adjusted TCI Group, and higher revenue from TV Guide, Inc.

         Changes in Adjusted Liberty/Ventures Group's operating, selling, general and administrative expenses relate primarily to the net effect of decreases in costs due to certain dispositions and increases in costs due to relatively higher costs to acquire programming content from suppliers. Higher costs to acquire programming content are primarily due to an increase in first run movie content as a percent of Encore's total movie content. Such first run movies are generally obtained at higher costs than movies which are not first run. Other miscellaneous increases include higher music rights costs, copyright fees and marketing costs.

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

         Adjusted Liberty/Ventures Group's interest and dividend income consisted primarily of (i) dividends received on a series of Time Warner common stock with limited voting rights, (ii) dividends received on preferred stock of Fox Kids Worldwide, Inc. ("FKW Preferred Stock"), and (iii) interest income from cash balances and other interest-earning assets. Dividends received on the Time Warner common stock aggregated $3 million and $10 million, and dividends received on the FKW Preferred Stock aggregated $5 million and $15 million, during the two months ended February 28, 1999 and the six months ended June 30, 1998, respectively.

         Investments in affiliates are comprise of limited partnerships and other entities that are primarily engaged in programming and communications services businesses. Adjusted Liberty/Ventures Group's share of losses of affiliates were $67 million and $522 million during the two months ended February 28, 1999 and the six months ended June 30, 1998, respectively.

         Adjusted Liberty/Ventures Group's share of losses for the two months ended February 28, 1999 included its (i) share of losses of Telewest Communications plc, which aggregated $38 million during the period, and (ii) share of losses of other foreign affiliates, which aggregated $27 million during the period.

         Adjusted Liberty/Ventures Group's share of losses for the six months ended June 30, 1998 included its (i) $324 million share of the losses of Sprint Spectrum Holding Company, L.L.P., MinorCo, L.P. and PhillieCo Partnership I, L.P. (the "PCS Ventures"), (ii) $121 million share of the losses of various foreign affiliates and (iii) $77 million share of the losses of Fox/Liberty Networks ("Fox Sports"). As a result of a November 1998 transaction, Adjusted Liberty/Ventures Group no longer accounts for its investment in the PCS Ventures under the equity method. Prior to the first quarter of 1998, Adjusted Liberty/Ventures Group had no obligation, nor intention, to fund Fox Sports. During 1998, Adjusted Liberty/Ventures Group made the determination to provide funding to Fox Sports based on specific transactions consummated by Fox Sports. Consequently, Adjusted Liberty/Ventures Group's share of losses of Fox Sports for 1998 includes previously unrecognized losses of Fox Sports of approximately $64 million. Losses for Fox Sports were not recognized in prior periods due to the fact that Adjusted Liberty/Ventures Group's investment in Fox Sports was less than zero.

         Adjusted Liberty/Ventures Group's gain on disposition of $557 million during the six months ended June 30, 1998 is primarily the result of Adjusted Liberty/Ventures Group's sale to Time Warner of the business of Southern Satellite Systems, Inc. and certain of its subsidiaries.

         Gains on issuance of equity interests by subsidiaries were $372 million and $38 million during the two months ended February 28, 1999 and the six months ended June 30, 1998, respectively. The 1999 gains relate primarily to the issuance of common stock by UVSG, in connection with its acquisition of the business of TV Guide. The 1998 gains primarily relate to the February 1998 equity issuance by Liberty/Ventures Group's then subsidiary, Superstar/Netlink Group LLC. See note 7 to the accompanying consolidated financial statements.

         The Company's share of the losses of Liberty Media Group was $601 million for the four months ended June 30, 1999. If Adjusted Liberty/Ventures Group had been deconsolidated January 1, 1998, the Company's share of Adjusted Liberty/Ventures Group's net losses would have been $669 million and $120 million for the six months ended June 30, 1999 and 1998, respectively. The increase in such Liberty Media Group losses is primarily attributable to a $373 million increase in Liberty Media Group's stock compensation and higher depreciation and amortization due primarily to the application of purchase accounting in connection with the AT&T Merger.

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

         Immediately prior to the AT&T Merger, TCI consummated the Restructuring. The Restructuring included merging TCI's cable subsidiary, TCIC, into TCI. As a result of TCIC's merger with TCI, all assets and liabilities of TCIC have been assumed by TCI, including TCIC's public debt. In connection with TCIC's merger with TCI, each share of TCIC's Cumulative Exchangeable Preferred Stock, Series A, was converted into 2.119 shares of TCI Group Series A Stock, and such shares of TCI Group Series A Stock were subsequently converted into AT&T Common Stock in connection with the AT&T Merger. All other public securities issued by subsidiaries of TCIC (other than Pacific) otherwise remained unaffected. Furthermore, as part of the Restructuring, (i) AT&T loaned TCI $5.5 billion pursuant to a promissory note, (ii) certain asset transfers were made between TCI and its subsidiaries, (iii) 123,896 shares of Series F Preferred Stock, which were held by subsidiaries of TCI, were converted into 185,428,946 shares of TCI Group Series A Stock (which in turn were converted into 215,755,850 shares of AT&T Common Stock in the AT&T Merger and continue to be held by subsidiaries of TCI), (iv) the remaining 154,411 shares of Series F Preferred Stock which were formerly held by subsidiaries of TCI were distributed to TCI through a series of liquidations and canceled, and (v) 125,728,816 shares of TCI Group Series A Stock, 9,154,134 shares of TCI Group Series B Stock, 6,654,367 shares of Liberty Group Series A Stock, 3,417,187 shares of Liberty Group Series B Stock, and 67,536 shares of Class B Preferred Stock, each formerly held by subsidiaries of TCI, were distributed to TCI through a series of liquidations and canceled.

         After the AT&T Merger, under the terms of the Exchangeable Preferred Stock of Pacific, each share of that preferred stock is exchangeable, from and after August 1, 2001, for approximately 6.3375 shares of AT&T Common Stock, subject to certain anti-dilution adjustments. Additionally, after the AT&T Merger, Pacific may elect to make any dividend, redemption or liquidation payment on the Exchangeable Preferred Stock in cash, by delivery of shares of AT&T Common Stock or by a combination of the foregoing forms of consideration.

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

         TCI's restricted cash is primarily comprised of proceeds received in connection with certain asset dispositions. Such proceeds, which aggregated $32 million at June 30, 1999, are designated to be reinvested in certain identified assets for income tax purposes.

         During the four months ended June 30, 1999, the two months ended February 28, 1999, and the six months ended June 30, 1998 the Company had Operating Cash Flow of $673 million, $356 million and $1,368 million, respectively. Operating Cash Flow is a measure of value and borrowing capacity within the cable television industry and is not intended to be a substitute for cash flows provided by operating activities, a measure of performance prepared in accordance with generally accepted accounting principles, and should not be relied upon as such. Operating Cash Flow, as defined, does not take into consideration substantial costs of doing business, such as interest expense, and should not be considered in isolation to other measures of performance.

         The Company's operating activities provided (used) cash of $123 million, $(196 million) and $552 million during the four months ended June 30, 1999, the two months ended February 28, 1999, and the six months ended June 30, 1998, respectively. Net cash provided by operating activities generally reflects net cash from operations of TCI available for TCI's liquidity needs after taking into consideration the aforementioned additional substantial costs of doing business not reflected in Operating Cash Flow. Following the deconsolidation of Liberty Media Group in connection with the AT&T Merger and the deconsolidation of @Home during the second quarter of 1999, Liberty Media Group's and @Home's operating activities are no longer included in the Company's consolidated statements of cash flows.

         Cash provided by (used in) the Company's investing activities aggregated $(1,245 million), $475 million and $(119 million) during the four months ended June 30, 1999, the two months ended February 28, 1999, and the six months ended June 30, 1998, respectively. Following the deconsolidation of Liberty Media Group in connection with the AT&T Merger and the deconsolidation of @Home during the second quarter of 1999, Liberty Media Group's and @Home's investing activities are no longer included in the Company's consolidated statements of cash flows. The Company's investing activities include a reduction in the Company's cash and cash equivalents of $401 million during the four months ended June 30, 1999 resulting from the deconsolidation of @Home.

         The amount of capital expended by TCI for property and equipment was $1,013 million, $297 million and $560 million during the four months ended June 30, 1999, the two months ended February 28, 1999, and the six months ended June 30, 1998, respectively. Such expenditures relate primarily to TCI's cable distribution systems. TCI estimates that total capital expenditures will be approximately $3.5 billion in 1999. No assurance can be given that actual capital costs will not exceed such estimated capital costs. Additionally, the foregoing estimate does not include customer specific capital costs required to deliver local telephony services. TCI cannot reasonably estimate such costs since the actual capital costs will be largely dependent upon the extent of customer penetration and the average per-unit-cost to install customer premise equipment.

         During the two months ended February 28, 1999, the Company completed a transaction whereby the Company contributed cable television systems to an entity in which the Company had an approximate 80% ownership interest. Through a series of transactions, including the contribution of cash by a third party in exchange for an ownership interest, the Company's ownership interest in such majority-owned entity was diluted to a non-controlling 50% ownership interest. In connection with the associated dilution of the Company's ownership interest, the Company deconsolidated assets and liabilities related to cable television systems serving approximately 614,000 customers. The deconsolidated liabilities included $210 million of debt owed to external parties and $709 million of intercompany debt owed to the Company. In connection with such transaction, the Company has agreed to take certain steps to support compliance by such entity with its payment obligations under certain debt instruments. See note 7 to the accompanying consolidated financial statements.

                  During February 1999, the Company sold cable television assets serving approximately 145,000 customers to an unaffiliated third party for approximately $300 million.

         Several agreements have been announced which may result in the acquisition and disposition of cable television systems by TCI. In addition, the Company has entered into agreements to sell certain of its investments in the Other Affiliates. See notes 6 and 7 to the accompanying consolidated financial statements.

         During the second quarter of 1999, @Home consummated a merger agreement with Excite. Under the terms of the merger agreement, @Home issued approximately 116 million shares of its common stock (as adjusted for a June 1999 two-for-one stock split) for all of the outstanding common stock of Excite. As a result of the merger, the Company's economic interest in @Home decreased from 38.8% to 26.5%. Due to the resulting increase in @Home's equity, net of the dilution of the Company's ownership interest in @Home, the Company recorded a $466 million increase to "Additional paid-in capital" and a $298 million increase to "Deferred income tax liability." For additional information see note 6 to the accompanying consolidated financial statements.

         On July 23, 1998, a merger in which TCG agreed to be acquired by AT&T, was consummated. As a result of such merger, TCI received in exchange for all of its interest in TCG, 70,429,248 shares of AT&T Common Stock. Such AT&T common stock was transferred from TCI Ventures Group to TCI Group in connection with the AT&T Merger. See note 2 to the accompanying consolidated financial statements. New TCI treats its investment in AT&T Common Stock as an investment in its parent. Accordingly, TCI's investment in AT&T Common Stock is reflected as a reduction of TCI's equity. The Company does not expect that it will receive dividends on its investment in AT&T Common Stock.

         During February and March, 1999, Old TCI terminated certain equity swap facilities. In connection with the termination of such transactions, Old TCI received aggregate cash payments of $677 million. For additional information see note 10 to the accompanying consolidated financial statements.

         Many of the Company's subsidiaries operate in the telecommunications industry which has experienced and is expected to continue to experience (i) rapid and significant changes in technology, (ii) ongoing improvements in the capacity and quality of such services, (iii) frequent and new product and service introductions, and (iv) enhancements and changes in end-user requirements and preferences. The degree to which these changes will affect such entities and the ability of such entities to compete in their respective businesses cannot be predicted. If markets fail to develop, develop more slowly than expected, or become highly competitive, the Company's operating results and financial condition may be materially adversely affected.

         TCI is committed to purchase billing services from a third party pursuant to three successive five year agreements. Pursuant to such arrangement, TCI is obligated at June 30, 1999 to make minimum payments aggregating approximately $1.5 billion through 2012. Such minimum payments are subject to inflation and other adjustments pursuant to the terms of the underlying agreements.

         TCI has agreed to make fixed monthly payments to an entity attributed to Liberty Media Group pursuant to an affiliation agreement. The fixed annual commitments increase annually from $190 million in 1999 to $267 million in 2003, and will increase with inflation through 2022. In addition, pursuant to certain agreements between TCI and an entity attributed to Liberty Media Group, TCI is obligated at June 30, 1999 to make minimum revenue payments through 2017 license fee payments through 2007 aggregating approximately $392 million to such attributed entity. Such minimum payments are subject to inflation and other adjustments pursuant to the terms of the underlying agreements.

         The Company has guaranteed notes payable and other obligations of affiliated and other companies with outstanding balances of approximately $77 million at June 30, 1999. The Company also has agreed to take certain steps to support debt compliance with respect to obligations aggregating $1,690 million of certain cable television partnerships in which the Company has non-controlling ownership interests. See notes 7 and 13 to the accompanying consolidated financial statements. The Company also has guaranteed the performance of certain affiliates and other parties with respect to such parties' contractual and other obligations. Although there can be no assurance, management of the Company believes that it will not be required to meet its obligations under such guarantees, or if it is required to meet any of such obligations, that they will not be material to the Company. Following the deconsolidation of Liberty Media Group in connection with the AT&T Merger, notes payable and other obligations guaranteed by entities attributed to Liberty Media Group are no longer included with those of TCI.

         During 1999, a subsidiary of the Company entered into a Contribution Agreement with certain shareholders of Phoenixstar pursuant to which the Company would, to the extent it is relieved of $166 million of contingent liabilities currently owed to certain creditors of Phoenixstar and its subsidiaries, contribute up to $166 million to Phoenixstar to the extent necessary to satisfy liabilities of Phoenixstar. During the second quarter of 1999 and the fourth quarter of 1998, the Company recorded charges of $50 million and $90 million, respectively, to provide for the estimated losses that were expected to result from the Contribution Agreement. During the second quarter of 1999, the Company contributed approximately $114 million to Phoenixstar as partial satisfaction of this obligation. The Company's remaining obligation under the Contribution Agreement will expire in 2001.

         The Company is obligated and/or has guaranteed Liberty Media Group's obligation to pay fees for the rights to exhibit certain films that are released by various producers through 2017. Based on customer levels at June 30, 1999, these agreements require minimum payments aggregating approximately $317 million. The aggregate amount of the Film Licensing Obligations under these license agreements is not currently estimable because such amount is dependent upon the number of qualifying films released theatrically by certain motion picture studios as well as the domestic theatrical exhibition receipts upon the release of such qualifying films. Nevertheless, required aggregate payments under the Film Licensing Obligations could prove to be significant.

         TCI is a party to affiliation agreements with programming suppliers. Pursuant to certain of such agreements, TCI is committed to carry such suppliers' programming on its cable systems. Additionally, certain of such agreements provide for penalties and charges in the event the programming is not carried or not delivered to a contractually specific number of customers.

         Effective as of December 16, 1997, NDTC, on behalf of TCIC and other cable operators that may be designated from time to time by NDTC, entered into an agreement with GI to purchase advanced digital set-top devices. The hardware and software incorporated into these devices are designed and manufactured to be compatible and interoperable with the OpenCable(TM) architecture specifications adopted by CableLabs, the cable television industry's research and development consortium, in November 1997. NDTC has agreed that Approved Purchasers will purchase, in the aggregate, a minimum of 6.5 million set-top devices during calendar years 1998, 1999 and 2000 at an average price of $318 per set-top device. The 1998 purchase commitment of 1.5 million set-top devices was met. During the six months ended June 30, 1999, approximately 930,000 set-top devices had been purchased related to the 1999 commitment of 1,750,000 devices. GI agreed to provide NDTC and its Approved Purchasers the most favorable prices, terms and conditions made available by GI to any customer purchasing advanced digital set-top devices. In connection with NDTC's purchase commitment, GI agreed to grant warrants to purchase its common stock proportional to the number of devices ordered by each organization. In connection with the AT&T Merger, such warrants were transferred to Liberty/Ventures Group in exchange for approximately $176 million in cash. To the extent that such warrants do not vest because TCI fails to meet its purchase commitments, TCI is required to repay a proportional amount of such cash to Liberty Media Group. NDTC has the right to terminate the Digital Terminal Purchase Agreement if, among other reasons, GI fails to meet a material milestone designated in the Digital Terminal Purchase Agreement with respect to the development, testing and delivery of advanced digital set-top devices.

         On July 17, 1998, the Company acquired 21.4 million shares of common stock of GI in exchange for (i) certain of the assets of NDTC's set-top authorization business, (ii) the license of certain related software to GI,
(iii) a $50 million promissory note from the Company to GI, and (iv) a nine-year revenue guarantee from the Company in favor of GI. In connection therewith, NDTC also entered into a services agreement pursuant to which it will provide certain postcontract services to GI's set-top authorization business. The 21.4 million shares of GI common stock are, in addition to other transfer restrictions, restricted as to their sale by NDTC for a three-year period. The Company recorded its investment in such shares at fair value which included a discount attributable to the above-described liquidity restriction. As a result of the deconsolidation of Liberty Media Group, the 21.4 million shares of GI common stock are no longer included in the Company's consolidated assets. The $346 million excess of the fair value of GI common stock received in 1998 over (i) the book value of certain assets transferred from NDTC to GI, and (ii) the $42 million present value of the promissory note due from the Company to GI, was deferred by the Company. A portion of such excess equal to the $160 million present value of the annual amounts specified by the revenue guarantee is being amortized to revenue over nine years in proportion to such annual guaranteed amounts. The remaining $186 million excess is being amortized to revenue on a straight-line basis over the nine-year period that NDTC is required to perform postcontract services.

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

         In order to achieve the desired balance between variable and fixed rate indebtedness, the Company may enter into Interest Rate Swaps pursuant to which it (i) pays fixed interest rates and receives variable interest rates and (ii) pays variable interest rates and receives fixed interest rates. During the six months ended June 30, 1998, the Company's net payments pursuant to the Fixed Rate Agreements were $1 million. At December 31, 1998, all of the Company's Fixed Rate Agreements had expired, therefore, no such payments were made in 1999. The Company's net receipts pursuant to the Variable Rate Agreements during the four months ended June 30, 1999, the two months ended February 28, 1999 and the six months ended June 30, 1998, were $9 million, $1 million and $4 million, respectively. At June 30, 1999, the Company would be entitled to receive $15 million upon termination of the Variable Rate Agreements.

         In addition to the Variable Rate Agreements, the Company entered into fixed Interest Rate Swaps pursuant to which it pays a variable rate based on LIBOR (6.1% at June 30, 1999) and receives a variable rate based on CMT (5.9% at June 30, 1999) on a notional amount of $400 million through September 2000; and pays a variable rate based on LIBOR (6.0% at June 30, 1999) and receives a variable rate based on CMT (6.0% at June 30, 1999) on notional amounts of $95 million through February 2000. During each of the four months ended June 30, 1999, the two months ended February 28, 1999 and the six months ended June 30, 1998, the Company's net payments pursuant to such agreements were $1 million. At June 30, 1999, the Company would be required to pay less than $1 million to terminate such Interest Rate Swaps.

         The Company is exposed to credit losses for the periodic settlements of amounts due under the Interest Rate Swaps in the event of nonperformance by the other parties to the agreements. However, the Company does not anticipate that it will incur any material credit losses because it does not anticipate nonperformance by the counterparties. Further, as of June 30, 1999, the Company does not anticipate material near-term losses in future earnings, fair values or cash flows resulting from derivative financial instruments. See note 8 to the accompanying consolidated financial statements for additional information regarding Interest Rate Swaps.

         At June 30, 1999, after considering the net effect of the aforementioned Interest Rate Swaps, the Company had $7.7 billion (or 78%) of fixed rate debt due to non-affiliates and $2.2 billion (or 22%) of variable-rate debt due to non-affiliates. In addition, at June 30, 1999, the Company had outstanding variable rate indebtedness under the AT&T Notes of $7.3 billion. TCI's interest rate exposure is primarily to changes in LIBOR rates.

                            TELE-COMMUNICATIONS, INC.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         There were no new material legal proceedings or material developments in previously reported legal proceedings during the quarter ended June 30, 1999 to which TCI or any of its consolidated subsidiaries is a party or of which any of its property is the subject, except as follows:

         DMX Shareholders Litigation.
         ----------------------------

         As previously reported, in September 1996, a putative class action complaint was filed with the Delaware Chancery Court in C.A. No 15206 by a stockholder of DMX Inc. ("DMX"). The defendants in the action included DMX, TCI and the directors of DMX (Jerold H. Rubinstein, Donne
         F. Fisher, Leo J. Hindery, Jr., James R. Shaw, Sr., Kent Burkhart, J.C. Sparkman and Menon Bhaskar). This case was dismissed March 11, 1999 and will not be reported on in the future.

         C. Lamont Smith, et al. v. Mile Hi Cable Partners, et al.
         ---------------------------------------------------------

         As previously reported, on December 9, 1996, C. Lamont Smith and The Black Movie Channel, LLC filed suit in the District Court for the City and County of Denver against subsidiaries of Tele-Communications, Inc. (TCI Communications, Inc.; Mile Hi Cable Partners, LP; Liberty Media Corporation and Encore Media Corporation); Black Entertainment Television; Steve Santamaria; Media Management Group, Inc. and Virginia Butler. On June 10, 1999, the Colorado Court of Appeals affirmed in part and reversed in part the trial courts dismissal of the plaintiffs claims against Liberty Media Corporation and Encore Media Corporation as well as plaintiffs' first, second, fifth, and a portion of the twelfth claim for relief against the remaining Company defendants. The appellate court affirmed the dismissal of plaintiffs' claims for breach of contract, breach of the implied covenant of good faith and fair dealing, and breach of fiduciary duty. The court reversed the dismissal of the plaintiffs' misappropriation and unjust enrichment claims and remanded the case for further proceedings. The deadline for plaintiffs to file a writ of certiorari with the Colorado Supreme Court is July 26, 1999. Based upon the facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.

                            TELE-COMMUNICATIONS, INC.

Item 6.  Exhibit and Reports on Form 8-K.

         (a)      Exhibit -

                  (27)     Tele-Communications, Inc. Financial Data Schedule

         (b) Reports on Form 8-K filed during the quarter ended June 30, 1999:

                  None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       TELE-COMMUNICATIONS, INC.

Date:        August 13, 1999           By:   /s/ Leo J. Hindery, Jr.
                                            ------------------------------------
                                                 Leo J. Hindery, Jr.
                                                  President and Chief
                                                   Operating Officer

Date:        August 13, 1999           By:   /s/ Ann M. Koets
                                                 -------------------------------
                                                 Ann M. Koets
                                                  Executive Vice President
                                                   and Chief Financial Officer
                                                   (Chief Accounting Officer)

                                  EXHIBIT INDEX

The following exhibit is filed herewith (according to the number assigned to it in Item 601 of Regulation S-K) as noted:


         (27)        Tele-Communications, Inc. Financial Data Schedule