Form 10-Q
period 1999-09-30
TELE COMMUNICATIONS INC /CO/
filed 1999-11-12
CIK 925692

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                  F O R M 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1999

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

                           Consolidated Balance Sheets
                                   (unaudited)


                                                                  New TCI           Old TCI
                                                               -------------      ------------
                                                               September 30,      December 31,
                                                                   1999               1998
                                                               -------------      ------------
Assets                                                                amounts in millions
------

Cash and cash equivalents                                       $       --               419

Restricted cash (note 4)                                                19               185

Trade and other receivables, net                                       478               653

Prepaid and committed program rights                                    --               263

Investment in Liberty Media Group and related
    receivables (note 5)                                            35,519                --

Investments in affiliates other than Liberty Media
    Group (the "Other Affiliates"), accounted for under
    the equity method (notes 6 and 12)                              14,393             4,709

Investment in Time Warner, Inc. ("Time Warner")
    (note 2)                                                            34             7,118

Investment in AT&T Corp. ("AT&T") (notes 2 and 11)                      --             3,556

Investment in Sprint Corporation (note 2)                               --             2,446

Property and equipment, at cost:
    Land                                                               119                63
    Distribution systems                                             6,243            10,107
    Support equipment and buildings                                    999             1,769
                                                                ----------        ----------
                                                                     7,361            11,939
    Less accumulated depreciation                                      492             4,786
                                                                ----------        ----------
                                                                     6,869             7,153
                                                                ----------        ----------

Franchise costs and other intangible assets                         32,895            15,782
    Less accumulated amortization                                      508             2,723
                                                                ----------        ----------
                                                                    32,387            13,059
                                                                ----------        ----------

Other assets, net of accumulated amortization                        1,462             2,290
                                                                ----------        ----------

                                                                $   91,161            41,851
                                                                ==========        ==========

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES
                               (see notes 1 and 2)

                     Consolidated Balance Sheets, continued
                                   (unaudited)

                                                                       New TCI            Old TCI
                                                                     -------------      ------------
                                                                     September 30,      December 31,
                                                                         1999               1998
                                                                     -------------      ------------
Liabilities and Stockholders' Equity                                       amounts in millions

Accounts payable                                                      $      276                229

Accrued interest                                                             136                253

Accrued programming expense                                                  327                471

Other accrued expenses                                                       743              1,128

Debt (notes 2 and 8):
    Due to unaffiliated parties                                            9,449             14,052
    Notes payable to AT&T                                                  8,559                 --

Deferred income taxes                                                     18,277              9,749

Other liabilities                                                          1,032              1,819
                                                                      ----------         ----------

    Total liabilities                                                     38,799             27,701
                                                                      ----------         ----------

Minority interests in equity of consolidated subsidiaries                  2,175              1,460

Redeemable securities (note 2)                                                --                322

Company-obligated mandatorily redeemable preferred securities of subsidiary trusts ("Trust Preferred Securities") holding
    solely subordinated debt securities (note 9)                           1,649              1,500

Stockholders' equity (notes 2 and 10):
    Class A Series Preferred Stock, $.01 par value. Authorized
       700,000 shares                                                         --                 --
    Class B 6% Cumulative Redeemable Exchangeable Junior
       Preferred Stock, $.01 par value. Authorized 1,675,096
       shares; issued 1,552,490 shares                                        --                 --
    Common stock, $.01 par value. Authorized 3,550,000,000
       shares; issued 1,327,985,000 shares in 1999                            13                 --
    Common stock, $1 par value:
       Series A TCI Group. Authorized 1,750,000,000 shares;
          issued 610,748,188 shares in 1998                                   --                611
       Series B TCI Group. Authorized 150,000,000 shares;
          issued 73,929,229 shares in 1998                                    --                 74
       Series A Liberty Media Group. Authorized 750,000,000
          shares; issued 367,890,546 shares in 1998                           --                368
       Series B Liberty Media Group. Authorized 75,000,000
          shares; issued 35,198,156 shares in 1998                            --                 35
       Series A TCI Ventures Group. Authorized 750,000,000
          shares; issued 377,253,230 shares in 1998                           --                377
       Series B TCI Ventures Group. Authorized 75,000,000
          shares; issued 45,750,534 shares in 1998                            --                 46
    Additional paid-in capital                                            52,531              5,987
    Accumulated other comprehensive earnings, net of taxes                 2,445              3,749
    Retained earnings (accumulated deficit)                               (2,406)             1,124
                                                                      ----------         ----------
                                                                          52,583             12,371

    Investment in AT&T (notes 2 and 11)                                   (4,045)                --
    Treasury stock and common stock held by subsidiaries, at
       cost                                                                   --             (1,503)
                                                                      ----------         ----------

          Total stockholders' equity                                      48,538             10,868
                                                                      ----------         ----------
Commitments and contingencies (notes 13 and 14)
                                                                      $   91,161             41,851
                                                                      ==========         ==========

See accompanying notes to consolidated financial statements.

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES
                               (see notes 1 and 2)

                      Consolidated Statements of Operations
                                   (unaudited)


                                                                     New TCI              Old TCI
                                                               ------------------   ------------------
                                                                  Three months         Three months
                                                                      ended                ended
                                                               September 30, 1999   September 30, 1998
                                                               ------------------   ------------------
                                                                         amounts in millions,
                                                                       except per share amounts

Revenue (note 11)                                                   $    1,442              1,843

Operating costs and expenses:
   Operating (note 11)                                                     599                754
   Selling, general and administrative (note 11)                           324                412
   Year 2000 costs                                                          16                  5
   AT&T merger and integration costs                                         4                  1
   Stock compensation                                                       (2)                11
   Depreciation and amortization                                           461                421
                                                                    ----------         ----------
                                                                         1,402              1,604
                                                                    ----------         ----------

         Operating income                                                   40                239

Other income (expense):
   Interest expense:
      Unaffiliated parties                                                (142)              (272)
      AT&T (notes 2 and 8)                                                (106)                --
   Interest and dividend income                                              1                 33
   Share of losses of Liberty Media Group (note 5)                        (217)                --
   Share of losses of the Other Affiliates, net (note 6)                  (412)              (397)
   Minority interests in earnings of consolidated
      subsidiaries, net (note 9)                                           (45)               (30)
   Gain on issuance of stock by equity investee
      (note 7)                                                              --                 58
   Gain on issuance of equity interests by subsidiary
      (note 6)                                                              --                 17
   Gains on disposition of assets, net (notes 7 and 11)                     --              2,605
   Other, net                                                                2                 (7)
                                                                    ----------         ----------
                                                                          (919)             2,007
                                                                    ----------         ----------

      Earnings (loss) before income taxes and
           extraordinary items                                            (879)             2,246

Income tax benefit (expense)                                               239               (902)
                                                                    ----------         ----------

      Earnings (loss) before extraordinary items                          (640)             1,344

Extraordinary gain (loss) (net of income taxes of $2
   million and $9 million in 1999 and 1998,
   respectively) (note 8)                                                    4                 (4)
                                                                    ----------         ----------

      Net earnings (loss)                                                 (636)             1,340

Dividend requirements on preferred stocks                                   (2)                (5)
                                                                    ----------         ----------

      Net earnings (loss) attributable to common
           stockholders                                             $     (638)             1,335
                                                                    ==========         ==========

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES
                               (see notes 1 and 2)

                Consolidated Statements of Operations, continued
                                   (unaudited)


                                                                        New TCI              Old TCI
                                                                  ------------------   ------------------
                                                                     Three months         Three months
                                                                         ended                ended
                                                                  September 30, 1999   September 30, 1998
                                                                  ------------------   ------------------
                                                                            amounts in millions,
                                                                          except per share amounts

Net earnings (loss) attributable to common
   stockholders:
   TCI Group Series A and Series B common stock                       $       --                   47
   Liberty Media Group Series A and Series B common
     stock                                                                    --                  (11)
   TCI Ventures Group Series A and Series B common
     stock                                                                    --                1,299
                                                                      ----------           ----------
                                                                      $       --                1,335
                                                                      ==========           ==========
Basic earnings (loss) attributable to common
   stockholders per common share (note 3):
     TCI Group Series A and Series B common stock                     $       --                  .09
                                                                      ==========           ==========
     Liberty Media Group Series A and Series B
          common stock                                                $       --                 (.03)
                                                                      ==========           ==========
     TCI Ventures Group Series A and Series B common
          stock                                                       $       --                 3.07
                                                                      ==========           ==========

Diluted earnings (loss) attributable to common
   stockholders per common and potential common
   share (note 3):
     TCI Group Series A and Series B common stock                     $       --                  .08
                                                                      ==========           ==========
     Liberty Media Group Series A and Series B
          common stock                                                $       --                 (.03)
                                                                      ==========           ==========
     TCI Ventures Group Series A and Series B common
          stock                                                       $       --                 2.88
                                                                      ==========           ==========

Comprehensive earnings (loss)                                         $     (202)               1,425
                                                                      ==========           ==========


See accompanying notes to consolidated financial statements.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES
                               (see notes 1 and 2)

                Consolidated Statements of Operations, continued
                                   (unaudited)


                                                             New TCI                         Old TCI
                                                        ------------------   ---------------------------------------
                                                           Seven months          Two months          Nine months
                                                              ended                ended                ended
                                                        September 30, 1999   February 28, 1999    September 30, 1998
                                                        ------------------   -----------------    ------------------
                                                                            amounts in millions,
                                                                          except per share amounts
Revenue (note 11)                                           $    3,344                1,145                5,563

Operating costs and expenses:
   Operating (note 11)                                           1,345                  467                2,202
   Selling, general and administrative (note 11)                   807                  322                1,316
   Year 2000 costs                                                  47                   11                    6
   AT&T merger and integration costs                                31                   65                   11
   Stock compensation                                               72                  366                  423
   Reserve for loss arising from contingent
      obligation (note 13)                                          50                   --                   --
   Write-off of in-process research and
      development costs (note 2)                                   594                   --                   --
   Depreciation and amortization                                 1,143                  277                1,289
                                                            ----------           ----------           ----------
                                                                 4,089                1,508                5,247
                                                            ----------           ----------           ----------

         Operating income (loss)                                  (745)                (363)                 316

Other income (expense):
   Interest expense:
      Unaffiliated parties                                        (346)                (161)                (807)
      AT&T (notes 2 and 8)                                        (212)                  --                   --
   Interest and dividend income                                      7                   13                   72
   Share of losses of Liberty Media Group
      (note 5)                                                    (818)                  --                   --
   Share of losses of the Other Affiliates, net
      (note 6)                                                    (789)                (161)                (986)
   Minority interests in earnings of consolidated
      subsidiaries, net (note 9)                                  (103)                 (26)                 (95)
   Gain on issuance of stock by equity
      investee (note 7)                                             --                   --                  259
   Gains on issuance of equity interests by
      subsidiaries (notes 6 and 7)                                  --                  389                   55
   Gains on disposition of assets, net (notes
      6, 7 and 11)                                                  --                  144                3,704
   Other, net                                                        7                    8                  (25)
                                                            ----------           ----------           ----------
                                                                (2,254)                 206                2,177
                                                            ----------           ----------           ----------

      Earnings (loss) before income taxes and
         extraordinary items                                    (2,999)                (157)               2,493

Income tax benefit (expense)                                       589                 (119)              (1,079)
                                                            ----------           ----------           ----------

      Earnings (loss) before extraordinary items                (2,410)                (276)               1,414

Extraordinary gain (loss) (net of income taxes of
   $2 million and $3 million for the seven and
   two month periods in 1999, respectively, and
   $17 million in 1998) (note 8)                                     4                   (5)                 (27)
                                                            ----------           ----------           ----------

      Net earnings (loss)                                       (2,406)                (281)               1,387

Dividend requirements on preferred stocks                           (5)                  (4)                 (18)
                                                            ----------           ----------           ----------

      Net earnings (loss) attributable to common
         stockholders                                       $   (2,411)                (285)               1,369
                                                            ==========           ==========           ==========

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES
                               (see notes 1 and 2)

                Consolidated Statements of Operations, continued
                                   (unaudited)


                                                                   New TCI                         Old TCI
                                                              ------------------   ---------------------------------------
                                                                 Seven months          Two months          Nine months
                                                                    ended                ended                ended
                                                              September 30, 1999   February 28, 1999    September 30, 1998
                                                              ------------------   -----------------    ------------------
                                                                                  amounts in millions,
                                                                                except per share amounts

Net earnings (loss) attributable to common
   stockholders:
   TCI Group Series A and Series B common
        stock                                                     $       --                (226)                130
   Liberty Media Group Series A and Series B
        common stock                                                      --                 (49)                227
   TCI Ventures Group Series A and Series B
        common stock                                                      --                 (10)              1,012
                                                                  ----------          ----------          ----------
                                                                  $       --                (285)              1,369
                                                                  ==========          ==========          ==========
Basic earnings (loss) attributable to common
   stockholders per common share (note 3):
     TCI Group Series A and Series B common
        stock                                                     $       --                (.42)                .25
                                                                  ==========          ==========          ==========
     Liberty Media Group Series A and Series
        B common stock                                            $       --                (.13)                .64
                                                                  ==========          ==========          ==========
     TCI Ventures Group Series A and Series B
        common stock                                              $       --                (.02)               2.40
                                                                  ==========          ==========          ==========

Diluted earnings (loss) attributable to
   common stockholders per common and
   potential common share (note 3):
     TCI Group Series A and Series B common
        stock                                                     $       --                (.43)                .22
                                                                  ==========          ==========          ==========
     Liberty Media Group Series A and Series
        B common stock                                            $       --                (.13)                .58
                                                                  ==========          ==========          ==========
     TCI Ventures Group Series A and Series B
        common stock                                              $       --                (.09)               2.24
                                                                  ==========          ==========          ==========

Comprehensive earnings                                            $       39                 691               2,330
                                                                  ==========          ==========          ==========


See accompanying notes to consolidated financial statements.

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES
                               (see notes 1 and 2)

                 Consolidated Statement of Stockholders' Equity
                                   (unaudited)



                                                                                            Common Stock
                                                                 ------------------------------------------------------------------
                                                      Class B          TCI Group         Liberty Media Group    TCI Ventures Group
                                                     Preferred   --------------------   --------------------   --------------------
                                                       Stock     Series A    Series B   Series A    Series B   Series A    Series B
                                                     ---------   --------    --------   --------    --------   --------    --------
                                                                                        amounts in millions

Old TCI
-------

Balance at January 1, 1999                            $     --        611          74        368          35        377          46

    Net loss                                                --         --          --         --          --         --          --
    Reclassification of redeemable common stock
      to equity upon expiration of put
      obligations                                           --         --          --         --          --         --          --
    Proceeds received upon termination of equity
      swap facilities (note 10)                             --         --          --         --          --         --          --
    Settlement of equity swap transaction in
      connection with preferred stock exchange
      (note 10)                                             --         --          --         --          --         --          --
    Gain from contribution of cable television
      systems to joint venture, net of taxes
      (note 7)                                              --         --          --         --          --         --          --
    Issuance of common stock upon exercise of
      stock options                                         --         --          --         --          --         --          --
    Recognition of stock compensation related to
      restricted stock awards                               --         --          --         --          --         --          --
    Issuance of restricted stock granted
      pursuant to stock incentive plan                      --          3          --         --          --         --          --
    Conversion of Series B common stock to
      Series A common stock                                 --         --          --         --          --          1          (1)
    Accreted dividends on all classes of
      preferred stock                                       --         --          --         --          --         --          --
    Accreted dividends on all classes of
      preferred stock not subject to mandatory
      redemption requirements                               --         --          --         --          --         --          --
    Foreign currency translation adjustment                 --         --          --         --          --         --          --
    Change in unrealized holding gains for
      available-for-sale securities, net of taxes           --         --          --         --          --         --          --
                                                      --------   --------    --------   --------    --------   --------    --------
Balance at February 28, 1999                          $     --        614          74        368          35        378          45
                                                      ========   ========    ========   ========    ========   ========    ========


                                                                                                 Treasury
                                                                                                stock and
                                                                     Accumulated                  common
                                                                       other                      stock
                                                        Additional  comprehensive                 held by         Total
                                                         paid-in      earnings,     Retained   subsidiaries,  stockholders'
                                                         capital    net of taxes    earnings      at cost        equity
                                                        ----------  -------------   --------   -------------  -------------
                                                                               amounts in millions

Old TCI
-------

Balance at January 1, 1999                                  5,987        3,749        1,124       (1,503)      10,868

    Net loss                                                   --           --         (281)          --         (281)
    Reclassification of redeemable common stock
      to equity upon expiration of put
      obligations                                              10           --           --           --           10
    Proceeds received upon termination of equity
      swap facilities (note 10)                               677           --           --           --          677
    Settlement of equity swap transaction in
      connection with preferred stock exchange
      (note 10)                                               (29)          --           --           --          (29)
    Gain from contribution of cable television
      systems to joint venture, net of taxes
      (note 7)                                                  9           --           --           --            9
    Issuance of common stock upon exercise of
      stock options                                             3           --           --           --            3
    Recognition of stock compensation related to
      restricted stock awards                                  12           --           --           --           12
    Issuance of restricted stock granted
      pursuant to stock incentive plan                         (3)          --           --           --           --
    Conversion of Series B common stock to
      Series A common stock                                    --           --           --           --           --
    Accreted dividends on all classes of
      preferred stock                                          --           --           (4)          --           (4)
    Accreted dividends on all classes of
      preferred stock not subject to mandatory
      redemption requirements                                   2           --           --           --            2
    Foreign currency translation adjustment                    --          (15)          --           --          (15)
    Change in unrealized holding gains for
      available-for-sale securities, net of taxes              --          987           --           --          987
                                                         --------     --------     --------     --------     --------
Balance at February 28, 1999                                6,668        4,721          839       (1,503)      12,239
                                                         ========     ========     ========     ========     ========



                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES
                               (see notes 1 and 2)

            Consolidated Statement of Stockholders' Equity, continued
                                   (unaudited)



                                                                                                Accumulated
                                                                                                  other
                                                       Class B                   Additional    comprehensive
                                                      Preferred      Common        paid-in       earnings,    Accumulated
                                                        Stock         Stock        capital     net of taxes    deficit
                                                      ----------    ----------    ----------   -------------  -----------
                                                                              amounts in millions

New TCI
-------

Balance at March 1, 1999 (note 2)                     $       --            13        52,142             --            --
    Net loss                                                  --            --            --             --        (2,406)
    Payment of preferred stock dividends                      --            --           (10)            --            --
    Issuance of AT&T Common Stock upon
      conversion of TCI notes payable (note 8)                --            --            40             --            --
    Issuance of AT&T Liberty Tracking Stock upon
      conversion of Liberty Media Group debt
      (note 5)                                                --            --           354             --            --
    Gain from issuance of common stock by
      subsidiary and affiliate, net of
      taxes (note 6)                                          --            --           484             --            --
    Gain from issuance of common stock by
      attributed subsidiary of Liberty Media
      Group, net of taxes                                     --            --            50             --            --
    Utilization of net operating loss
      carryforwards by AT&T (notes 5 and 11)                  --            --          (580)            --            --
    Reclassification of liability for stock
      options upon exercise and cancellation
      of such options                                         --            --            42             --            --
    Reclassification by Liberty Media Group of
      redeemable common stock to equity upon
      expiration of put obligation                            --            --             9             --            --
    Change in non-interest bearing intercompany
      account with AT&T                                       --            --            --             --            --
    Change in unrealized holding gains for
      available-for-sale securities, net of
      taxes (note 5)                                          --            --            --          2,357            --
    Foreign currency translation adjustments,
      net of taxes (note 5)                                   --            --            --             88            --
                                                      ----------    ----------    ----------     ----------    ----------
Balance at September 30, 1999                         $       --            13        52,531          2,445        (2,406)
                                                      ==========    ==========    ==========     ==========    ==========

                                                                           Total
                                                        Investment      stockholders'
                                                         in AT&T           equity
                                                       -------------   -------------
                                                            amounts in millions

New TCI
-------

Balance at March 1, 1999 (note 2)                             (4,018)        48,137
    Net loss                                                      --         (2,406)
    Payment of preferred stock dividends                          --            (10)
    Issuance of AT&T Common Stock upon
      conversion of TCI notes payable (note 8)                    --             40
    Issuance of AT&T Liberty Tracking Stock upon
      conversion of Liberty Media Group debt
      (note 5)                                                    --            354
    Gain from issuance of common stock by
      subsidiary and affiliate, net of
      taxes (note 6)                                              --            484
    Gain from issuance of common stock by
      attributed subsidiary of Liberty Media
      Group, net of taxes                                         --             50
    Utilization of net operating loss
      carryforwards by AT&T (notes 5 and 11)                      --           (580)
    Reclassification of liability for stock
      options upon exercise and cancellation
      of such options                                             --             42
    Reclassification by Liberty Media Group of
      redeemable common stock to equity upon
      expiration of put obligation                                --              9
    Change in non-interest bearing intercompany
      account with AT&T                                          (27)           (27)
    Change in unrealized holding gains for
      available-for-sale securities, net of
      taxes (note 5)                                              --          2,357
    Foreign currency translation adjustments,
      net of taxes (note 5)                                       --             88
                                                          ----------     ----------
Balance at September 30, 1999                                 (4,045)        48,538
                                                          ==========     ==========


See accompanying notes to consolidated financial statements.

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES
                               (see notes 1 and 2)

                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                           New TCI                      Old TCI
                                                                     -------------------  -------------------------------------
                                                                        Seven months            Two months       Nine months
                                                                           ended                  ended             ended
                                                                     September 30, 1999   February 28, 1999  September 30, 1998
                                                                     -------------------  -----------------  ------------------
                                                                                         amounts in millions
                                                                                             (see note 4)
Cash flows from operating activities:
   Net earnings (loss) before extraordinary items                         $   (2,410)              (276)             1,414
   Adjustments to reconcile net earnings (loss) before
     extraordinary items to net cash provided by (used in)
     operating activities:
       Depreciation and amortization                                           1,143                277              1,289
       Stock compensation                                                         72                366                423
       Payments of obligation relating to stock
         compensation                                                            (47)              (294)              (161)
       Reserve for loss arising from contingent obligation                        50                 --                 --
       Payment of amounts relating to contingent obligation                     (116)                --                 --
       Share of losses of Liberty Media Group                                    818                 --                 --
       Share of losses of the Other Affiliates, net                              789                161                986
       Minority interests in earnings of consolidated
         subsidiaries, net                                                       103                 26                 95
       Gains on issuance of equity interests by subsidiaries                      --               (389)               (55)
       Gain on issuance of stock by equity investee                               --                 --               (259)
       Gains on disposition of assets, net                                        --               (144)            (3,704)
       Deferred income tax expense (benefit)                                    (377)               116              1,026
       Write-off of in-process research and development
         costs                                                                   594                 --                 --
       Other noncash charges (credits)                                           (53)                 1                 (3)
       Changes in operating assets and liabilities, net of the
         effect of acquisitions and dispositions:
           Change in receivables and prepaids                                     11                (84)              (191)
           Change in non-interest bearing intercompany
               account with AT&T                                                 (27)                --                 --
           Change in other accruals and payables                                 (23)                44               (112)
                                                                          ----------         ----------         ----------

               Net cash provided by (used in) operating activities
                                                                                 527               (196)               748
                                                                          ----------         ----------         ----------

Cash flows from investing activities:
   Cash paid for acquisitions and exchanges, net                                 (75)              (353)              (166)
   Capital expended for property and equipment                                (1,910)              (297)            (1,123)
   Effect on cash and cash equivalents of deconsolidation of
      subsidiaries                                                              (401)               (53)                --
   Investments in and loans to affiliates                                       (101)               (52)            (1,346)
   Collections of loans to affiliates, net                                       127                709              1,675
   Proceeds from disposition of assets                                            38                344                712
   Change in restricted cash                                                      36                112               (335)
   Other investing activities                                                    (28)                65                (73)
                                                                          ----------         ----------         ----------

               Net cash provided by (used in) investing
                  activities                                                  (2,314)               475               (656)
                                                                          ----------         ----------         ----------

Cash flows from financing activities:
   Borrowings of debt                                                          3,584                583              4,645
   Repayments of debt                                                         (2,228)            (1,468)            (4,213)
   Payment of dividends on subsidiary preferred stock and
     Trust Preferred Securities                                                 (124)               (12)              (141)
   Payment of preferred stock dividends                                          (10)                (4)               (27)
   Proceeds received upon termination of equity swap
     facilities                                                                   --                677                 --
   Prepayment penalties                                                           --                 (4)               (39)
   Repurchase of common stock                                                     --                 --                (31)
   Repurchase of subsidiary common and preferred stock                            --                (45)               (15)
   Payments for call agreements                                                   --                 --               (274)
   Proceeds from issuance of subsidiary stock                                     --                 --                 91
   Other financing activities                                                    (10)                 8                (12)
                                                                          ----------         ----------         ----------

               Net cash provided by (used in) financing
                  activities                                                   1,212               (265)               (16)
                                                                          ----------         ----------         ----------

               Net change in cash and cash equivalents                          (575)                14                 76
               Cash and cash equivalents at beginning of
                  period                                                         575                419                244
                                                                          ----------         ----------         ----------

               Cash and cash equivalents at end of period                 $       --                433                320
                                                                          ==========         ==========         ==========

See accompanying notes to consolidated financial statements.

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                               September 30, 1999
                                   (unaudited)

(1)      Basis of Presentation

         The accompanying consolidated financial statements include the accounts of Tele-Communications, Inc. and those of all of its subsidiaries ("TCI" or the "Company"). On March 9, 1999, AT&T acquired TCI in a merger transaction (the "AT&T Merger"). For financial reporting purposes the AT&T Merger and related restructuring transactions described in note 2 are deemed to have occurred on March 1, 1999. The consolidated financial statements for periods prior to March 1, 1999 are referred to herein as "Old TCI", and the consolidated financial statements for periods subsequent to February 28, 1999 are referred to herein as "New TCI." Due to the March 1, 1999 application of purchase accounting in connection with the AT&T Merger, the predecessor consolidated financial statements of Old TCI are not comparable to the successor consolidated financial statements of New TCI. In the following text, "TCI" and "the Company" refer to both Old TCI and New TCI. See note 2.

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

         Certain prior period amounts have been reclassified for comparability with the current period presentation.

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

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(2)      Merger with AT&T and Related Accounting

         On March 9, 1999, AT&T acquired TCI in the AT&T Merger, in which Italy Merger Corp., a wholly-owned subsidiary of AT&T, merged with and into TCI, and TCI thereby became a subsidiary of AT&T. As a result of the AT&T Merger, (i) each share of TCI Group Series A Stock was converted into 1.16355 shares of AT&T Common Stock, (ii) each share of TCI Group Series B Stock was converted into 1.27995 shares of AT&T Common Stock,
         (iii) each share of Liberty Group Series A Stock was converted into 2 shares of a newly created class of AT&T common stock designated as the Class A Liberty Media Group Common Stock, par value $1.00 per share (the "AT&T Liberty Class A Tracking Stock"), (iv) each share of Liberty Group Series B Stock was converted into 2 shares of a newly created class of AT&T common stock designated as the Class B Liberty Media Group Common Stock, par value $1.00 per share (the "AT&T Liberty Class B Tracking Stock" and together with the AT&T Liberty Class A Tracking Stock, the "AT&T Liberty Tracking Stock"), (v) each share of TCI Ventures Group Series A Stock was converted into 1.04 shares of AT&T Liberty Class A Tracking Stock, (vi) each share of TCI Ventures Group Series B Stock was converted into 1.04 shares of AT&T Liberty Class B Tracking Stock, (vii) each share of TCI's Convertible Preferred Stock, Series C-TCI Group (the "Series C-TCI Group Preferred Stock") was converted into 154.589253 shares of AT&T Common Stock, (viii) each share of TCI's Convertible Preferred Stock Series C-Liberty Media Group (the "Series C-Liberty Media Group Preferred Stock") was converted into
         112.50 shares of AT&T Liberty Class A Tracking Stock, (ix) each share of TCI's Redeemable Convertible TCI Group Preferred Stock, Series G ("Series G Preferred Stock") was converted into 1.3846245 shares of AT&T Common Stock and (x) each share of TCI's Redeemable Convertible Liberty Media Group Preferred Stock, Series H ("Series H Preferred Stock") was converted into 1.18125 shares of AT&T Liberty Class A Tracking Stock. Following the AT&T Merger, each share of Class B 6% Cumulative Redeemable Exchangeable Junior Preferred Stock ("Class B Preferred Stock") continues to be outstanding as the Class B Preferred Stock of TCI with the same rights and preferences such stock had prior to the AT&T Merger. In general, the holders of shares of AT&T Liberty Class A Tracking Stock and the holders of shares of AT&T Liberty Class B Tracking Stock will vote together as a single class with the holders of shares of AT&T Common Stock on all matters presented to such stockholders, with the holders being entitled to 3/40th of a vote for each share of AT&T Liberty Class A Tracking Stock held, 3/4ths of a vote per share of AT&T Liberty Class B Tracking Stock held and 1 vote per share of AT&T Common Stock held.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         The shares of AT&T Liberty Tracking Stock issued in the AT&T Merger are intended to reflect the separate performance of the businesses and assets attributed to Old Liberty Group and TCI Ventures Group at the time of the AT&T Merger. References herein to "Liberty/Ventures Group" refer to the combined assets and businesses of Old Liberty Group and TCI Ventures Group for periods prior to the AT&T Merger, and subsequent to the AT&T Merger such combined assets and business are referred to as "Liberty Media Group." Pursuant to, and subject to the terms and conditions set forth in the Agreement and Plan of Restructuring and Merger, dated as of June 23, 1998 (the "Merger Agreement"), immediately prior to the AT&T Merger, certain assets previously attributed to TCI Ventures Group (including, among others, the shares of AT&T Common Stock received in the merger of AT&T and Teleport Communications Group, Inc. ("TCG"), the stock of At Home Corporation ("@Home") attributed to TCI Ventures Group, the assets and business of the National Digital Television Center, Inc. ("NDTC") and TCI Ventures Group's equity interest in Western Tele-Communications, Inc. ("WTCI")) were transferred to TCI Group in exchange for approximately $5.5 billion in cash. Also, upon consummation of the AT&T Merger, through a new tax sharing agreement between Liberty Media Group and AT&T, Liberty Media Group became entitled to the benefit of approximately $2 billion of net operating loss carryforwards attributable to all entities included in TCI's consolidated federal income tax return as of the date of the AT&T Merger. Such net operating loss carryforwards are subject to adjustment by the Internal Revenue Service and are subject to limitations on usage which may affect the ultimate amount utilized. Additionally, certain warrants to purchase shares of General Instruments Corporation ("GI") previously attributed to TCI Group were transferred to Liberty/Ventures Group in exchange for approximately $176 million in cash. The transfer of certain immaterial assets was also effected.

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

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

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

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         The AT&T Merger has been accounted for using the purchase method of accounting and has been deemed to be effective as of March 1, 1999 for financial reporting purposes. Accordingly, the preliminary allocation of AT&T's purchase price to acquire Old TCI has been reflected in TCI's consolidated financial statements as of March 1, 1999. A final allocation of such purchase price will be made upon resolution of pre-acquisition contingencies and receipt of final third party appraisals. Certain transactions occurring between March 1, 1999 and March 9, 1999 that affected Old TCI's equity and stock compensation have been reflected in the two-month period ended February 28, 1999. The $52.2 billion aggregate value assigned to TCI's net assets as a result of the application of purchase accounting was comprised of the following:


                                                                                           amounts in millions

                  Issuance of AT&T Common Stock                                          $         26,798
                  Issuance of AT&T Liberty Tracking Stock                                          23,360
                  Assumption of convertible notes                                                   1,593
                  Assumption of Class B Preferred Stock                                               154
                  Estimated merger costs                                                              250
                                                                                         ----------------

                                                                                         $         52,155
                                                                                         ================

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

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         The following table reflects the opening summarized balance sheet of New TCI as adjusted to give effect to the Restructuring, the preliminary allocation of AT&T's purchase price to acquire TCI (as adjusted through September 30, 1999), and the deconsolidation of the entities comprising Liberty Media Group following the AT&T Merger:

                                                                    amounts in millions

          Assets

              Cash and cash equivalents                                 $    575
              Restricted cash                                                 55
              Receivables and prepaid assets                                 518
              Investment in Liberty Media Group                           33,728
              Investment in the Other Affiliates                          11,919
              Property and equipment                                       5,455
              Intangible assets                                           35,274
              Other assets                                                 2,437
                                                                        --------
                                                                        $ 89,961
                                                                        ========

          Liabilities and Stockholders' Equity

              Accounts payable and accrued expenses                     $  1,742
              Debt                                                        16,844
              Deferred income taxes                                       17,959
              Other liabilities                                            1,053
                                                                        --------
                 Total liabilities                                        37,598
                                                                        --------

              Minority interests in equity of consolidated
                 subsidiaries                                              2,566
              Trust Preferred Securities                                   1,660

              Stockholders' equity                                        52,155
              Investment in AT&T                                          (4,018)
                                                                        --------
                 Total stockholders' equity                               48,137
                                                                        --------
                                                                        $ 89,961
                                                                        ========

The following table reflects the change in cash and cash equivalents as a result of the Restructuring and the deconsolidation of Liberty Media Group:


                                                                   amounts in millions
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
                                                                        ========

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         As a result of the application of purchase accounting, New TCI has recorded its assets and liabilities at their preliminary fair values on March 9, 1999. During the third quarter of 1999, $19 billion of goodwill recorded in connection with the preliminary allocation of AT&T's purchase price to acquire Old TCI was reclassified to franchise costs. Franchise costs represent the value attributable to the agreements with local franchise authorities that allow access to homes in TCI's service areas. As with goodwill, franchise costs are amortized over 40 years. Generally accepted accounting principles require deferred income taxes to be recorded on the difference between the financial reporting basis and income tax basis of franchise costs, whereas no such requirement exists for goodwill. Accordingly, during the third quarter of 1999, New TCI recorded an increase to its deferred income tax liability of approximately $12 billion, and recorded an equal and offsetting increase to franchise costs. This reclassification and its related deferred income tax effects were given retroactive effect to the March 9, 1999 acquisition date in order to provide for meaningful comparisons. Such retroactive treatment had no impact on New TCI's net loss since the increased amortization of franchise costs was fully offset by the deferred income tax benefit of such amortization. During the second and third quarters of 1999, further refinements were also made to the preliminary allocation of AT&T's purchase price to acquire Old TCI as a result of the appraisal process. Refinements of the allocation of AT&T's purchase price to acquire Old TCI are treated as changes in estimates and accounted for prospectively. As of September 30, 1999, the allocation of AT&T's purchase price to acquire Old TCI had not been finalized. Accordingly, the Company may make additional refinements to the preliminary allocation of AT&T's purchase price to acquire Old TCI in future periods. In addition to the above, certain of the more significant effects of purchase accounting are described below.

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

         As a result of the application of purchase accounting, the amount assigned to New TCI's other liabilities includes $237 million which represents New TCI's estimated liability for unvested stock appreciation rights as of March 9, 1999. Such unvested stock appreciation rights will vest over remaining periods ranging from 1 to 5 years. The amount assigned to New TCI's minority interests in equity of consolidated subsidiaries includes $2.1 billion which represents the fair value of the redeemable preferred stock of a subsidiary. For additional information regarding the effects of purchase accounting on New TCI's assets and liabilities, see notes 6, 8, 9 and 13.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         The following unaudited condensed results of operations for the nine months ended September 30, 1999 and 1998 were prepared assuming the AT&T Merger, the Restructuring and the deconsolidation of Liberty Media Group occurred on January 1, 1998. These pro forma amounts are not necessarily indicative of operating results which would have occurred if the AT&T Merger, the Restructuring and the deconsolidation of Liberty Media Group had occurred on January 1, 1998.


                                                                           Nine months ended September 30,
                                                                           -------------------------------
                                                                               1999                1998
                                                                           -----------         -----------
                                                                                  amounts in millions

             Revenue                                                       $     4,285              4,735
             Net earnings (loss) before extraordinary items                $    (2,958)               885
             Net earnings (loss)                                           $    (2,959)               858


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

         (a)      TCI Group Stock

                  The basic earnings (loss) attributable to TCI Group common stockholders per common share for the two months ended February 28, 1999 and the three and nine month periods ended September 30, 1998 was computed by dividing net earnings
                  (loss) attributable to TCI Group common stockholders by the weighted average number of common shares outstanding of TCI Group Stock during the period.

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

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  The diluted earnings attributable to TCI Group common stockholders per common share for the three and nine months ended September 30, 1998 was computed by dividing net earnings attributable to TCI Group common stockholders, which is adjusted by the addition of preferred stock dividends and interest accrued during the three and nine months ended September 30, 1998 to net earnings, assuming conversion of TCI Group convertible securities as of the beginning of the period to the extent that the assumed conversion of such securities would have been dilutive, by the weighted average number of common shares and dilutive potential common shares outstanding of TCI Group Stock during the period. Shares issuable upon conversion of the Series C-TCI Group Preferred Stock, the Convertible Preferred Stock, Series D ("Series D Preferred Stock"), the Series G Preferred Stock, certain stock rights, preferred stock of subsidiaries, convertible notes payable, stock options and other performance awards have been included in the diluted calculation of weighted average shares to the extent that the assumed issuance of such shares would have been dilutive, as illustrated below. All of the outstanding shares of Series D Preferred Stock were redeemed effective April 1, 1998.

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

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         Information concerning the reconciliation of basic EPS to diluted EPS with respect to TCI Group Stock is presented below:

                                                                                        Old TCI
                                                                ---------------------------------------------------------
                                                                    Two months        Three months        Nine months
                                                                      ended              ended               ended
                                                                February 28, 1999  September 30, 1998  September 30, 1998
                                                                -----------------  ------------------  ------------------
                                                                      amounts in millions, except per share amounts
Basic EPS:
     Earnings (loss) attributable to common
        stockholders                                                $     (226)                47               130
                                                                    ==========         ==========        ==========
     Weighted average common shares                                        539                523               521
                                                                    ==========         ==========        ==========
     Basic earnings (loss) per share
        attributable to common stockholders                         $     (.42)               .09               .25
                                                                    ==========         ==========        ==========

Diluted EPS:
     Earnings (loss) attributable to common
        stockholders                                                $     (226)                47               130
     Add preferred dividend requirements                                    --                 --                --
     Add interest expense                                                   --                 --                --
     Less fees paid on equity swap facilities                               (4)                 1                 2
                                                                    ----------         ----------        ----------
     Adjusted earnings (loss) attributable to common
        stockholders assuming conversion of preferred
        shares                                                      $     (230)                48               132
                                                                    ==========         ==========        ==========
     Weighted average common shares                                        539                523               521
                                                                    ----------         ----------        ----------
     Add dilutive potential common shares:
           Employee and director options and other
                performance awards                                          --                 12                10
           Stock right                                                      --                  1                --
           Convertible notes payable                                        --                 24                24
           Series C-TCI Group Preferred Stock                               --                 --                --
           Series D Preferred Stock                                         --                 --                --
           Series G Preferred Stock                                         --                 --                --
           Preferred stock of subsidiaries                                  --                 45                45
                                                                    ----------         ----------        ----------
                Dilutive potential common shares
                                                                            --                 82                79
                                                                    ----------         ----------        ----------
     Diluted weighted average common shares                                539                605               600
                                                                    ==========         ==========        ==========
     Diluted earnings (loss) per share attributable to
        common stockholders                                         $     (.43)               .08               .22
                                                                    ==========         ==========        ==========

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         (b)      Liberty Group Stock

                  The basic earnings (loss) attributable to Old Liberty Group common stockholders per common share for the two months ended February 28, 1999 and the three and nine month periods ended September 30, 1998 was computed by dividing net earnings
                  (loss) attributable to Old Liberty Group common stockholders by the weighted average number of common shares outstanding of Liberty Group Stock during the period.

                  The diluted loss attributable to Old Liberty Group common stockholders per common share for the two months ended February 28, 1999 and the three months ended September 30, 1998 was computed by dividing the net loss attributable to Old Liberty Group stockholders by the weighted average number of common shares outstanding of Liberty Group Stock during the period. Potential common shares were not included in the computation of weighted average shares outstanding because their inclusion would be anti-dilutive.

                  The diluted earnings attributable to Old Liberty Group common stockholders per common and potential common share for the nine months ended September 30, 1998 was computed by dividing earnings attributable to Old Liberty Group common stockholders by the weighted average number of common and dilutive potential common shares outstanding of Liberty Group Stock during the period. Shares issuable upon conversion of the Series C-Liberty Media Group Preferred Stock, the Series D Preferred Stock, the Series H Preferred Stock, convertible notes payable, stock options and other performance awards have been included in the diluted calculation of weighted average shares to the extent that the assumed issuance of such shares would have been dilutive, as illustrated below. All of the outstanding shares of Series D Preferred Stock were redeemed effective April 1, 1998. Numerator adjustments for dividends and interest associated with the convertible preferred shares and convertible notes payable, respectively, were not made to the computation of diluted earnings per share as such dividends and interest were paid by TCI Group.

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

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         Information concerning the reconciliation of basic EPS to diluted EPS with respect to Liberty Group Stock is presented below:

                                                                                        Old TCI
                                                              ------------------------------------------------------------
                                                                  Two months          Three months          Nine months
                                                                    ended                ended                 ended
                                                              February 28, 1999   September 30, 1998    September 30, 1998
                                                              -----------------   ------------------    ------------------
                                                                                 amounts in millions,
                                                                               except per share amounts
Basic EPS:
    Earnings (loss) attributable to common
       stockholders                                             $        (49)                 (11)                 227
                                                                ============         ============         ============
    Weighted average common shares                                       367                  357                  357
                                                                ============         ============         ============
    Basic earnings (loss) per share attributable to
       common stockholders                                      $       (.13)                (.03)                 .64
                                                                ============         ============         ============

Diluted EPS:
    Earnings (loss) attributable to common
       stockholders                                             $        (49)                 (11)                 227
                                                                ============         ============         ============
    Weighted average common shares                                       367                  357                  357
                                                                ------------         ------------         ------------
    Add dilutive potential common shares:
       Employee and director options and other
          performance awards                                              --                   --                    8
       Convertible notes payable                                          --                   --                   19
       Series C-Liberty Media Group Preferred Stock                       --                   --                    4
       Series D Preferred Stock                                           --                   --                   --
       Series H Preferred Stock                                           --                   --                    4
                                                                ------------         ------------         ------------
             Dilutive potential common shares                             --                   --                   35
                                                                ------------         ------------         ------------
    Diluted weighted average common shares                               367                  357                  392
                                                                ============         ============         ============
    Diluted earnings (loss) per share attributable to
      common stockholders                                       $       (.13)                (.03)                 .58
                                                                ============         ============         ============

         (c)      TCI Ventures Group Stock

                  The basic earnings (loss) attributable to TCI Ventures Group common stockholders per common share for the two months ended February 28, 1999 and the three and nine month periods ended September 30, 1998 was computed by dividing net earnings
                  (loss) attributable to TCI Ventures Group common stockholders by the weighted average number of common shares outstanding of TCI Ventures Group Stock during the period.

                  The diluted loss attributable to TCI Ventures Group common stockholders per common share for the two months ended February 28, 1999 was computed by dividing the net loss attributable to TCI Ventures Group stockholders by the weighted average number of common shares outstanding of TCI Ventures Group during the period. In 1999, the net loss attributable to TCI Ventures Group common stockholders is increased by $29 million for charges recorded directly to equity upon settlement of an equity swap transaction. See note
                  10. For purposes of computing diluted EPS such amount is assumed to be charged to earnings. Potential common shares were not included in the computation of weighted average shares outstanding because their inclusion would be anti-dilutive.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  The diluted earnings attributable to TCI Ventures Group common stockholders per common share for the three and nine month periods ended September 30, 1998 was computed by dividing net earnings attributable to TCI Ventures Group common stockholders by the weighted average number of common shares outstanding of TCI Ventures Group Stock during the period. Shares issuable upon conversion of convertible notes payable, stock options and other performance awards have been included in the diluted calculation of weighted average shares to the extent that the assumed issuance of such shares would have been dilutive, as illustrated below. Numerator adjustments for interest associated with convertible notes payable were not made to the computation of diluted earnings per share as such interest was paid by TCI Group.

                  In connection with the March 9, 1999 AT&T Merger, TCI Ventures Group Stock was converted into AT&T Liberty Tracking Stock. See note 2.

Information concerning the reconciliation of basic EPS to diluted EPS with respect to TCI Ventures Group is presented below:

                                                                                          Old TCI
                                                                 -----------------------------------------------------------
                                                                     Two months         Three months         Nine months
                                                                       ended               ended                ended
                                                                 February 28, 1999   September 30, 1998   September 30, 1998
                                                                 -----------------   ------------------   ------------------
                                                                                    amounts in millions,
                                                                                  except per share amounts
Basic EPS:
    Earnings (loss) attributable to common
       stockholders                                                 $        (10)               1,299               1,012
                                                                    ============         ============        ============
    Weighted average common shares                                           423                  423                 422
                                                                    ============         ============        ============
    Basic earnings (loss) per share attributable to common
       stockholders                                                 $       (.02)                3.07                2.40
                                                                    ============         ============        ============

Diluted EPS:
    Earnings (loss) attributable to common stockholders
                                                                    $        (10)               1,299               1,012
                                                                    ============         ============        ============
    Weighted average common shares                                           423                  423                 422
                                                                    ------------         ------------        ------------
    Add dilutive potential common shares:
       Employee and director options and other performance
          awards                                                              --                    7                   9
       Convertible notes payable                                              --                   21                  21
                                                                    ------------         ------------        ------------
             Dilutive potential common shares                                 --                   28                  30
                                                                    ------------         ------------        ------------
    Diluted weighted average common shares                                   423                  451                 452
                                                                    ============         ============        ============
    Diluted earnings (loss) per share attributable to
      common stockholders                                           $       (.09)                2.88                2.24
                                                                    ============         ============        ============

(4)      Supplemental Disclosures to Consolidated Statements of Cash Flows

         Cash paid for interest was $395 million, $287 million and $905 million for the seven months ended September 30, 1999, the two months ended February 28, 1999 and the nine months ended September, 1998, respectively. Cash paid for income taxes was not material during such periods.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         Significant non-cash investing and financing activities and certain supplemental disclosures with respect to the statement of cash flows are reflected below:

                                                            New TCI                       Old TCI
                                                       ------------------   --------------------------------------
                                                          Seven months          Two months         Nine months
                                                             ended                ended               ended
                                                       September 30, 1999   February 28, 1999   September 30, 1998
                                                       ------------------   -----------------   ------------------
                                                                           amounts in millions
Cash paid for acquisitions:
   Recorded value of assets acquired                      $        (34)                (353)               (906)
   Net liabilities assumed                                          --                   --                  79
   Deferred tax liability recorded in
      acquisitions                                                  --                   --                 105
   Change in minority interests in equity
      of consolidated subsidiaries                                  --                   --                (215)
   Elimination of notes receivable from
      affiliates                                                    --                   --                 350
   Common stock issued in acquisitions                              --                   --                 376
                                                          ------------         ------------        ------------

        Cash paid for acquisitions                        $        (34)                (353)               (211)
                                                          ============         ============        ============

Cash received (paid) in exchanges:
   Recorded value of assets acquired                      $     (2,243)                  --                 (72)
   Historical cost of assets exchanged                           2,202                   --                  87
   Gain recorded on exchange of assets                              --                   --                  30
                                                          ------------         ------------        ------------

     Cash received (paid) in exchanges                    $        (41)                  --                  45
                                                          ============         ============        ============

Capitalized costs of distribution
     agreements for @Home                                 $         79                   --                  83
                                                          ============         ============        ============

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         The Company ceased to include TV Guide, Inc. ("TV Guide") in its consolidated financial results and began to account for TV Guide using the equity method of accounting effective February 28, 1999 (see note
         7). In addition, during the second quarter of 1999, the Company ceased to include @Home in its consolidated financial results and began to account for @Home using the equity method of accounting (see note 6). The effects of changing the method of accounting for the Company's ownership interests in TV Guide and @Home from the consolidation method to the equity method are summarized below:

                                                                    Seven months         Two months
                                                                       ended               ended
                                                                September 30, 1999    February 28, 1999
                                                                ------------------    -----------------
                                                                          amounts in millions
         Assets (other than cash and cash equivalents)
            reclassified to investments in affiliates              $       (918)                (572)
         Liabilities reclassified to investments in
            affiliates                                                      357                  190
         Minority interests in equity of subsidiaries
            reclassified to investments in affiliates                       474                   63
         Gain on issuance of equity by subsidiary, net of
            taxes                                                           488                  372
                                                                   ------------         ------------

               Decrease in cash and cash equivalents               $        401                   53
                                                                   ============         ============


         For a description of certain additional non-cash transactions, see notes 2, 6 and 7.

         The Company's restricted cash of $19 million at September 30, 1999, includes amounts held in escrow of $10 million and proceeds received in connection with certain asset dispositions. Such proceeds, which aggregated $9 million, are designated to be reinvested in certain identified assets for income tax purposes.

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

                                                                            Seven months
                                                                               ended
                                                                        September 30, 1999
                                                                        ------------------
                                                                        amounts in millions

         Revenue                                                           $        506
         Operating costs and expenses                                              (408)
         Stock compensation                                                        (432)
         Depreciation and amortization                                             (394)
                                                                           ------------

             Operating loss                                                        (728)

         Interest expense                                                           (87)
         Share of losses of affiliates, net                                        (597)
         Other, net                                                                 189
                                                                           ------------

             Loss before income taxes                                            (1,223)

         Income tax benefit                                                         405
                                                                           ------------
             Net loss                                                      $       (818)
                                                                           ============


         During March and April 1999, certain convertible debentures of a subsidiary attributed to the Liberty Media Group were converted into shares of AT&T Liberty Tracking Stock. The $354 million principal amount of such converted debentures has been reflected as an increase to New TCI's "Additional paid-in capital."

         The accompanying consolidated statement of stockholders' equity for the seven months ended September 30, 1999 includes changes in Liberty Media Group's unrealized holding gains for available-for-sale securities totaling $2,320 million, net of taxes, and Liberty Media Group's foreign currency translation adjustments totaling $88 million, net of taxes.

         During the third quarter of 1999, AT&T utilized $85 million of Liberty Media Group's net operating loss carryforwards to offset AT&T's current federal income tax liability. Liberty Media Group did not receive any consideration for the utilization of such net operating loss carryforwards. Accordingly, AT&T's utilization of Liberty Media Group's net operating loss carryforwards has been reflected as a decrease to New TCI's "Additional paid-in capital."

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(6)      Investments in the Other Affiliates

         The Company has various investments in the Other Affiliates accounted for under the equity method. The following table includes the Company's carrying value of its more significant investments in the Other Affiliates as of the indicated dates:

                                                                             New TCI               Old TCI
                                                                          -------------         ------------
                                                                          September 30,         December 31,
                                                                              1999                  1998
                                                                          -------------         ------------
                                                                                 amounts in millions
            Cablevision Systems
                Corporation ("CSC")(a)                                    $      3,130                 945
            @Home(b)                                                             2,866                  --
            Lenfest Communications,
                Inc.                                                             2,196                (138)
            Texas Cable Partners, L.P.                                           1,570                 111
            Bresnan Communications
                Group LLC ("Bresnan")                                              873                  --
            Falcon Communications, L.P.
                ("Falcon")                                                         660                 189
            InterMedia Capital Partners IV,
                L.P. ("InterMedia IV") and
                InterMedia Capital Management IV, L.P.
                ("ICM IV")                                                         641                 201
            USA Networks, Inc. and related
                investments(c)                                                      --               1,042
            Various foreign equity
                investments(c)                                                      --               1,492
            Other                                                                2,457                 867
                                                                          ------------        ------------

                                                                          $     14,393               4,709
                                                                          ============        ============

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

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  At September 30, 1999, the Company owned 48,942,172 shares of CSC Class A common stock, which had a closing market price of $72.75 per share on such date. Such shares represented an approximate 32% equity interest in CSC's total outstanding shares and an approximate 9% voting interest in CSC in all matters except for (i) the election of directors, in which case the Company effectively has the right to designate two of CSC's directors, and (ii) any increase in authorized shares, in which case the Company has agreed to vote its interest in proportion with the public holders of CSC Class A common shares. The ability of the Company to sell or increase its investment in CSC is subject to certain restrictions and limitations set forth in a stockholders agreement with CSC. As a result of the deconsolidation of Liberty Media Group, 1,040,400 shares of CSC Class A common stock held by Liberty Media Group are no longer included in the Company's investment in CSC. See note 2.

         (b)      @Home

                  During the second quarter of 1999, the stockholders of @Home approved certain changes in the corporate governance of @Home. As a result of these changes, management concluded that TCI no longer held a controlling financial interest (as that term is used in Statement of Financial Accounting Standards No. 94) in @Home and, accordingly, during the second quarter of 1999, TCI ceased to consolidate @Home and began to account for @Home using the equity method of accounting.

                  On May 28, 1999, @Home consummated a merger agreement with Excite, Inc. ("Excite"), a global Internet media company that offers consumers and advertisers comprehensive Internet navigation services with extensive personalization capabilities. Under the terms of the merger agreement, @Home issued approximately 116 million shares of its common stock for all of the outstanding common stock of Excite based on an exchange ratio of 2.083804 shares of @Home's common stock for each share of Excite's common stock. @Home may issue up to approximately 46 million additional shares of common stock in connection with the assumption of obligations under Excite's stock option and employer stock purchase plans and outstanding warrants. As a result of the merger, TCI's economic interest in @Home decreased from 38% to 26%. Due to the resulting increase in @Home's equity, net of the dilution of TCI's ownership interest in @Home, TCI recorded a $488 million increase to "Additional paid-in capital" and a $312 million increase to "Deferred income tax liability." At September 30, 1999, the Company owned 63,720,000 shares of @Home Class A common stock, which had a closing market price of $41.44 per share on such date.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  During the two months ended February 28, 1999, @Home issued
                  2.2 million common shares. Due to the resulting increase in @Home's equity, net of the dilution of TCI's ownership interest in @Home, TCI recognized a gain of $17 million.

         (c)      Liberty Media Group Investments

                  As a result of the deconsolidation of Liberty Media Group, the indicated investments are no longer included in the Company's consolidated investments. See note 2.

         At September 30, 1999, the aggregate carrying value of the Company's investments in the Other Affiliates exceeded the Company's aggregate proportionate share of the Other Affiliates' underlying equity by $14.0 billion, of which $8.4 billion, $4.2 billion and $1.4 billion is being amortized over 40 years, 25 years and 7 years, respectively.

         TCI has entered into various agreements, which, among other matters, contemplate the disposition of certain of its investments in the Other Affiliates. See note 7.

         Summarized unaudited combined results of operations for the Other Affiliates for the periods in which the Company used the equity method to account for the Other Affiliates are as follows:


                                                                       Nine months ended September 30,
                                                                      ---------------------------------
                 Combined Operations                                      1999                 1998
                 -------------------                                  ------------         ------------
                                                                             amounts in millions

                  Revenue                                             $      7,282               11,198
                  Operating expenses                                        (5,661)             (10,179)
                  Depreciation and amortization                             (2,110)              (2,177)
                                                                      ------------         ------------

                    Operating loss                                            (489)              (1,158)

                  Interest expense                                          (1,052)              (1,458)
                  Other, net                                                  (149)                 (33)
                                                                      ------------         ------------

                    Net loss                                          $     (1,690)              (2,649)
                                                                      ============         ============

(7)      Acquisitions and Dispositions

         On May 4, 1999, AT&T and Comcast Corporation ("Comcast") announced that they had signed a letter of intent to exchange various cable systems, including certain cable systems of TCI. In addition, Comcast will receive an option from AT&T to purchase, over the next three years, additional cable systems with a total of approximately 1.25 million subscribers, which may include cable subscribers of TCI. The foregoing letter of intent is subject to completion of definitive agreements, consummation of certain other transactions, and regulatory and legal approvals.

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

         TCI has entered into agreements with Century Communications Corp. ("Century") whereby TCI will contribute cable television systems serving approximately 249,000 customers located in Southern California to a newly formed limited partnership in which TCI will have an approximate 25% partnership interest. TCI will also exchange with the new partnership a cable television system serving approximately 100,000 customers in Southern California for cable television systems in Northern California serving approximately 100,000 customers. The transactions are subject to various closing conditions. No assurance can be given that such transactions will be consummated. On October 1, 1999, a merger was consummated in which Century merged with and into Adelphia Communications Corporation ("Adelphia"). As a result of such merger, Adelphia assumed all of Century's rights and obligations relating to the above described transaction.

         On October 1, 1999, TCI, InterMedia IV, and InterMedia Partners, a California Limited Partnership and a consolidated subsidiary of the Company ("InterMedia Partners"), entered into a series of transactions with unaffiliated third parties that resulted in the disposition of certain cable television systems, the acquisition by InterMedia IV of all of its partnership interests that were not owned by TCI and the exchange of certain of InterMedia IV's and InterMedia Partners' cable television systems. As a result of such transactions, InterMedia IV became a consolidated subsidiary of TCI. See notes 6 and 12.

         During the second quarter of 1999, TCI entered into separate agreements to sell the majority of its 50% interest in Bresnan (the "Bresnan Transaction") and its 46% interest in Falcon (the "Falcon Transaction") to Charter. In accordance with the terms of the Bresnan Transaction, TCI would receive consideration of approximately $900 million in the form of cash, and an approximate 4.5% interest in a new entity to be formed by Charter. In accordance with the terms of the Falcon Transaction, TCI would receive cash proceeds of approximately $725 million for its interest in Falcon Communications, L.P. The transactions are subject to various closing conditions. No assurance can be given that such transactions will be consummated. See note 6.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         During the second quarter of 1999, the Company paid $41 million in cash and traded cable television systems serving approximately 618,000 customers located in Florida, Hawaii, Maine, New York, Ohio, Texas and Wisconsin in exchange for cable television systems serving approximately 565,000 customers located in Illinois, New Jersey, Oregon and Pennsylvania (the "1999 Exchange"). The 1999 Exchange was consummated pursuant to an agreement that was executed in November 1998. No gain was recognized on the 1999 Exchange due to the Company's application of purchase accounting in connection with the AT&T Merger.

         During the two months ended February 28, 1999, the Company completed a transaction whereby the Company contributed cable television systems to Bresnan, an entity in which the Company had an approximate 80% ownership interest. Through a series of transactions, including the contribution of cash by a third party in exchange for an ownership interest in Bresnan, the Company's ownership interest in Bresnan was reduced to a non-controlling 50% ownership interest (the "1999 Contribution Transaction"). In connection with the associated dilution of the Company's ownership interest, the Company deconsolidated assets and liabilities related to cable television systems serving approximately 614,000 customers. The deconsolidated liabilities included $210 million of debt owed to external parties and $709 million of intercompany debt owed to the Company. In connection with the 1999 Contribution Transaction, the Company has agreed to take certain steps to support compliance by Bresnan with its payment obligations under certain debt instruments. See note 13. As a result of the dilution of the Company's ownership interest from 80% to 50%, the Company recorded a $9 million increase (net of deferred income taxes of $5 million) to additional paid-in capital in connection with the 1999 Contribution Transaction. No gain was recognized due to the Company's aforementioned commitment to support the entity's payment obligations under certain debt instruments.

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

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         Effective February 28, 1999, TV Guide (formerly United Video Satellite Group, Inc. ("UVSG")) and The News Corporation Limited ("News Corp.") completed a transaction whereby News Corp.'s TV Guide properties were combined with UVSG to create a platform for offering television guide services to consumers and advertising and the resulting company was named TV Guide. As part of this combination, a unit of News Corp. received consideration consisting of $800 million in cash and 60 million shares of UVSG's stock, including 22.5 million shares of its Class A common stock and 37.5 million shares of its Class B common stock. In addition, News Corp. elected to purchase approximately 6.5 million additional shares of UVSG Class A common stock for $129 million in order to equalize its ownership with that of Liberty/Ventures Group. Prior to such transactions, UVSG was a subsidiary of TCI. Immediately following these transactions, and another transaction completed on the same date, News Corp., Liberty/Ventures Group and TV Guide's public stockholders owned on an economic basis approximately 44%, 44% and 12%, respectively, of TV Guide and News Corp. and Liberty/Ventures Group each had approximately 49% of the voting power of TV Guide's outstanding stock. Due to the resulting increase in TV Guide's equity, net of the dilution of TCI's ownership interest in TV Guide, TCI recognized a $372 million gain (before deducting deferred income tax expense of $147 million).

         Effective September 1, 1998, Telewest Communications plc ("Telewest") and General Cable PLC ("General Cable") consummated a merger in which General Cable merged with and into Telewest. As a result of such merger, TCI's ownership interest in Telewest decreased to 22%. In connection with such dilution, TCI recognized a gain of $58 million (before deducting deferred income tax expense of $20 million).

         On July 23, 1998, a merger in which TCG agreed to be acquired by AT&T was consummated. See note 11. On April 22, 1998, TCG completed a merger transaction with ACC Corp. ("ACC") in which ACC shares were exchanged for shares of TCG. As a result of ACC's merger with TCG, Old TCI's interest in TCG was reduced to approximately 26%. In connection with the dilution of Old TCI's interest in TCG, Old TCI recorded a gain of $201 million (before deducting deferred income tax expense of $71 million).

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

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

 (8)     Debt

         Debt is summarized as follows:

                                                                          New TCI             Old TCI
                                                                       -------------       ------------
                                                                       September 30,       December 31,
                                                                           1999                1998
                                                                       -------------       ------------
                                                                              amounts in millions
         AT&T Notes (a)                                                $      8,559                  --
         Other notes payable (b)                                              9,154               9,412
         Bank credit facilities (c)                                              --               3,773
         Commercial paper                                                        --                 109
         Convertible notes (d)                                                   --                  40
         Capital lease obligations and other debt                               295                 718
                                                                       ------------        ------------

                                                                       $     18,008              14,052
                                                                       ============        ============

         (a) Amounts outstanding under the notes payable to AT&T ("AT&T Notes") bear interest at the London Interbank Offered Rate ("LIBOR") plus 15 basis points (6.23% at September 30, 1999) and are due and payable on or before March 9, 2004. Interest on the AT&T Notes is compounded quarterly.

         (b) During the seven months ended September 30, 1999, the Company redeemed certain notes payable which had an aggregate principal balance of $64.6 million and fixed interest rates ranging from 7.875% to 8.75%. In connection with such redemptions, the Company recognized a pre-tax gain on early extinguishment of debt of $6 million. Such gain related to the excess of the fair value assigned to the debt in purchase accounting over the amount paid to redeem the debt.

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

                  During the nine months ended September 30, 1998, the Company redeemed certain notes payable which had an aggregate principal balance of $352 million and fixed interest rates ranging from 8.67% to 10.25%. In connection with such redemptions, the Company recognized a pre-tax loss on early extinguishment of debt of $44 million in 1998. Such loss related to prepayment penalties amounting to $39 million and the retirement of deferred loan costs.

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

         (d) The convertible notes, which were stated net of unamortized discount of $166 million at December 31, 1998, were scheduled to mature on December 12, 2021. The notes required an annual interest payment equal to 1.85% of the face amount of the notes. On March 26, 1999, all of the notes were converted into shares of AT&T Common Stock, AT&T Liberty Class A Tracking Stock and TCI Satellite Entertainment, Inc. Series A common stock, $1.00 par value per share ("Satellite Series A Common Stock") in accordance with the terms of the notes. Following such conversion, none of such notes remain outstanding. Such notes were held by a then director of the Company, as well as several members of his family. In connection with the AT&T Merger, such director resigned. Immediately prior to the AT&T Merger, the notes were convertible, at the option of the holders, into an aggregate of 24,163,259 shares of TCI Group Series A Stock, 19,416,889 shares of Liberty Group Series A Stock, 20,711,364 shares of TCI Ventures Group Series A Stock and 3,451,897 shares of Satellite Series A Common Stock. Pursuant to the terms of the Merger Agreement and a certain stock purchase agreement, dated as of July 9, 1986, among the Company and the holders of such convertible notes, the conversion feature of the convertible notes was adjusted such that as of the March 9, 1999 consummation date of the AT&T Merger, such notes were convertible into an aggregate of 28,632,122 shares of AT&T Common Stock, 60,373,632 shares of AT&T Liberty Class A Tracking Stock and 3,451,897 shares of Satellite Series A Common Stock.

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

         The aggregate fair value assigned in purchase accounting to New TCI's debt and related variable and fixed interest rate exchange agreements ("Interest Rate Swaps") exceeded the aggregate recorded value at the date of the AT&T Merger by $938 million. Such excess is being amortized over the respective remaining 1 to 30 year lives of the underlying debt obligations and Interest Rate Swaps. See note 2.

         The fair value of the Company's debt, exclusive of the AT&T Notes, is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. At September 30, 1999, the fair value of the Company's debt, exclusive of the AT&T Notes, was $9,007 million, as compared to a carrying value of $9,449 million on such date. Due to its related party nature, it is not practical to obtain a reasonable estimate of the fair value of the AT&T Notes.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         In order to achieve the desired balance between variable and fixed rate indebtedness, the Company may enter into Interest Rate Swaps pursuant to which it (i) pays fixed interest rates (the "Fixed Rate Agreements") and receives variable interest rates and (ii) pays variable interest rates (the "Variable Rate Agreements") and receives fixed interest rates. At December 31, 1998, all of the Company's Fixed Rate Agreements had expired. During the nine months ended September 30, 1998, the Company's payments pursuant to the Fixed Rate Agreements were less than $1 million. During the seven months ended September 30, 1999, the two months ended February 28, 1999 and the nine months ended September 30, 1998, the Company's net receipts pursuant to the Variable Rate Agreements were $16 million, $1 million and $8 million, respectively.

         Information concerning the Company's Variable Rate Agreements at September 30, 1999 is as follows:


                                                                             Amount to be
                 Expiration           Interest rate         Notional     received (paid) upon
                    date             to be received          amount         termination (a)
                 ----------          --------------         --------     --------------------
                                                 dollar amounts in millions

         February 2000                  5.8%-6.6%          $      300        $        1
         March 2000                     5.8%-6.0%                 675                --
         September 2000                      5.1%                  75                (1)
         March 2027                          9.7%                 300                 2
         December 2036                       9.7%                 200                (3)
                                                           ----------        ----------

                                                           $    1,550        $       (1)
                                                           ==========        ==========

         --------------------

         (a) The estimated amount that the Company would receive (pay) to terminate the agreements at September 30, 1999, taking into consideration current interest rates and the current creditworthiness of the counterparties, represents the fair value of the Interest Rate Swaps.

         In addition to the Variable Rate Agreements, the Company has entered into Interest Rate Swaps pursuant to which it pays a variable rate based on LIBOR (6.4% at September 30, 1999) and receives a variable rate based on the Constant Maturity Treasury Index ("CMT") (6.1% at September 30, 1999) on a notional amount of $400 million through September 2000; and pays a variable rate based on LIBOR (6.3% at September 30, 1999) and receives a variable rate based on CMT (6.2% at September 30, 1999) on notional amounts of $95 million through February 2000. During each of the seven months ended September 30, 1999, the two months ended February 28, 1999 and the nine months ended September 30, 1998, the Company's net payments pursuant to such agreements were $1 million. At September 30, 1999, the Company would be required to pay less than $1 million to terminate such Interest Rate Swaps.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         The Company is exposed to credit losses for the periodic settlements of amounts due under the Interest Rate Swaps in the event of nonperformance by the other parties to the agreements. However, the Company does not anticipate that it will incur any material credit losses because it does not anticipate nonperformance by the counterparties. Further, the Company does not anticipate material near-term losses in future earnings, fair values or cash flows resulting from derivative financial instruments as of September 30, 1999.

(9) Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely Subordinated Debt Securities

         The Trust Preferred Securities are presented together in a separate line item in the accompanying consolidated balance sheets captioned "Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely subordinated debt securities." Dividends accrued on the Trust Preferred Securities aggregated $83 million, $23 million and $106 million during the seven months ended September 30, 1999, the two months ended February 28, 1999 and the nine months ended September 30, 1998, respectively, and are included in minority interests in earnings of consolidated subsidiaries in the accompanying consolidated financial statements.

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

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

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

(11)     Transactions with Related Parties

         On July 23, 1998, a merger in which TCG agreed to be acquired by AT&T, was consummated. As a result of such merger, TCI received in exchange for all of its interest in TCG, 70,429,248 shares of AT&T Common Stock. TCI recognized a $2.3 billion gain on such transaction during the third quarter of 1998 based on the difference between the carrying amount of TCI's interest in TCG and the fair value of the AT&T Common Stock received. Prior to the AT&T Merger, TCI had accounted for its ownership interest in AT&T Common Stock as an available-for-sale security. Such AT&T Common Stock was transferred from Liberty/Ventures Group to TCI Group in connection with the AT&T Merger. See note 2. In addition, immediately prior to the AT&T Merger, certain shares of Series F Preferred Stock were converted into shares of TCI Group Stock which, in turn, were converted into 215,755,850 shares of AT&T Common Stock. Such converted shares are recorded at Old TCI's historical cost basis. New TCI treats its investment in AT&T Common Stock as an investment in its parent. Accordingly, New TCI's investment in AT&T Common Stock is reflected as a reduction of TCI's equity. Old TCI recognized dividend income of $15.5 million on its AT&T Common Stock during the third quarter of 1998. The Company has not received any dividends on its investment in AT&T Common Stock subsequent to the AT&T Merger.

         The Company's non-interest bearing intercompany account with AT&T ($27 million at September 30, 1999) is included in TCI's "Investment in AT&T" in the accompanying consolidated balance sheet.

         Certain entities attributed to Liberty Media Group produce and/or distribute programming to the Company. Charges to the Company aggregated $121 million for the seven months ended September 30, 1999. Such amount is included in operating costs and expenses in the accompanying consolidated statements of operations.

         AT&T provides long distance service and allocates certain other administrative costs to the Company. During the seven months ended September 30, 1999, such amounts aggregated $29 million and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         NDTC leases transponder facilities to entities attributed to Liberty Media Group. Charges by NDTC for such arrangements were $14 million for the seven months ended September 30, 1999 and are included in revenue in the accompanying consolidated statements of operations.

         During the third quarter of 1999, AT&T utilized $495 million of TCI's net operating loss carryforwards to offset AT&T's current federal income tax liability. TCI did not receive any consideration for the utilization of such net operating loss carryforwards. Accordingly, TCI has reflected AT&T's utilization of the net operating loss carryforwards as a decrease to "Additional paid-in capital" in the accompanying consolidated financial statements.

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

         Prior to the AT&T Merger, a limited liability company owned by Dr. Malone, a director of the Company and TCI's former Chairman and Chief Executive Officer, acquired, from certain subsidiaries of Old TCI, working cattle ranches located in Wyoming in exchange for $17 million. The purchase price paid by such limited liability company was in the form of a 12-month note in the amount of $17 million having an interest rate of 7%. Such note is payable to an entity attributed to Liberty Media Group at any time without penalty and is personally guaranteed by Dr. Malone. No gain or loss was recognized by TCI on this transaction.

         As described more fully in note 7, the Company, on October 1, 1999, became the owner of all of the partnership interests in InterMedia IV. An individual who was a director and executive officer of TCI had a .001% special limited partnership interest in ICM IV, which in turn has a 1.19% limited partnership interest in InterMedia IV. Such individual's special limited partnership interest in ICM IV was created in August 1997 in connection with TCI's acquisition of all of the partnership interests (other than a .002% general partnership interest and a .001% special limited partnership interest) in ICM IV. In connection with the transaction described in note 7, such individual, by virtue of his .001% special limited partnership interest in ICM IV, participated in a profit sharing mechanism of InterMedia IV and received cash consideration of approximately $11 million based on the valuation of InterMedia IV.

         For additional transactions involving the Company's officers and directors, see notes 8 and 13.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(13)     Commitments and Contingencies

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


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         The Company is obligated and/or has guaranteed Liberty Media Group's obligation to pay fees for the rights to exhibit certain films that are released by various producers through 2017 (the "Film Licensing Obligations"). Based on customer levels at September 30, 1999, these agreements require minimum payments aggregating approximately $440 million. The aggregate amount of the Film Licensing Obligations under these license agreements is not currently estimable because such amount is dependent upon the number of qualifying films released theatrically by certain motion picture studios as well as the domestic theatrical exhibition receipts upon the release of such qualifying films. Nevertheless, required aggregate payments under the Film Licensing Obligations could prove to be significant.

         The Company is a party to affiliation agreements with programming suppliers. Pursuant to certain of such agreements, the Company is committed to carry such suppliers' programming on its cable systems. Additionally, certain of such agreements provide for penalties and charges in the event the programming is not carried or not delivered to a contractually specified number of customers.

         The Company is committed to purchase billing services from a third party pursuant to three successive five-year agreements. Pursuant to such arrangement, the Company is obligated at September 30, 1999 to make minimum payments aggregating approximately $1.5 billion through 2012. Such minimum payments are subject to inflation and other adjustments pursuant to the terms of the underlying agreements.

         The Company has guaranteed notes payable and other obligations of affiliated and other companies with outstanding balances of approximately $47 million at September 30, 1999. The Company also has agreed to take certain steps to support debt compliance with respect to obligations aggregating $1,720 million of certain cable television partnerships in which the Company has non-controlling ownership interests. See note 7. The Company also has guaranteed the performance of certain affiliates and other parties with respect to such parties' contractual and other obligations. Although there can be no assurance, management of the Company believes that it will not be required to meet its obligations under such guarantees, or if it is required to meet any of such obligations, that they will not be material to the Company.

         During 1999, a subsidiary of the Company entered into a contribution agreement ("Contribution Agreement") with certain shareholders of Phoenixstar, Inc. (formerly Primestar, Inc.) ("Phoenixstar") pursuant to which the Company would, to the extent it is relieved of $166 million of contingent liabilities then owed to certain creditors of Phoenixstar and its subsidiaries, contribute up to $166 million to Phoenixstar to the extent necessary to satisfy liabilities of Phoenixstar. During the second quarter of 1999 and the fourth quarter of 1998, the Company recorded charges of $50 million and $90 million, respectively, to provide for the estimated losses that were expected to result from the Contribution Agreement. During 1999, the Company contributed approximately $116 million to Phoenixstar in partial satisfaction of its obligation. The Company's remaining obligation under the Contribution Agreement will expire in 2001. An individual who is a director of TCI is also the Chairman of the Board of TCI Satellite Entertainment, Inc. ("TSAT"). TSAT has an approximate 37% ownership interest in Phoenixstar.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         TCI has agreed to make fixed monthly payments to an entity attributed to Liberty Media Group pursuant to an affiliation agreement. The fixed annual commitments increase annually from $190 million in 1999 to $267 million in 2003, and will increase with inflation through 2022. In addition, TCI is obligated to make minimum revenue payments through 2017 and minimum license fee payments through 2007 aggregating $385 million to an entity attributed to Liberty Media Group. Such minimum payments are subject to inflation and other adjustments pursuant to the terms of the underlying agreements.

         Effective as of December 16, 1997, NDTC on behalf of the Company and other cable operators that may be designated from time to time by NDTC ("Approved Purchasers"), entered into an agreement with GI to purchase a minimum of 6.5 million set-top devices during calendar years 1998, 1999 and 2000 at an average price of $318 per set-top device. The 1998 purchase commitment of 1.5 million set-top devices was met. The agreement with GI was amended in the third quarter of 1999 to change the remaining minimum purchase commitment for set-top devices to 1,880,000 devices in 1999 and 2,500,000 devices in 2000. During the nine months ended September 30, 1999, approximately 1.4 million set-top devices had been purchased under the 1999 commitment. In connection with NDTC's purchase commitment, GI agreed to grant warrants to purchase its common stock proportional to the number of devices ordered by each organization. In connection with the AT&T Merger, such warrants were transferred to Liberty/Ventures Group in exchange for approximately $176 million in cash. To the extent such warrants do not vest because TCI fails to meet its purchase commitments, as amended, TCI is required to repay a proportional amount of such cash to Liberty Media Group. NDTC has the right to terminate the agreement if, among other reasons, GI fails to meet a material milestone designated in the agreement with respect to the development, testing and delivery of advanced digital set-top devices.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         On July 17, 1998, the Company acquired 21.4 million shares of common stock of GI in exchange for (i) certain of the assets of NDTC's set-top authorization business, (ii) the license of certain related software to GI, (iii) a $50 million promissory note from the Company to GI, and
         (iv) a nine-year revenue guarantee from the Company in favor of GI. In connection therewith, NDTC also entered into a services agreement pursuant to which it will provide certain postcontract services to GI's set-top authorization business. As a result of the deconsolidation of Liberty Media Group, the 21.4 million shares of GI common stock are no longer included in the Company's consolidated assets. The excess of the fair value of GI common stock received in 1998 over (i) the book value of certain assets transferred from NDTC to GI, and (ii) the present value of the promissory note due from the Company to GI, was deferred by the Company. As a result of the application of purchase accounting in connection with the AT&T Merger, the deferred amount related to the revenue guarantee was reduced to $61 million and the remaining deferred amount was reduced to $48 million.

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

(14)     Year 2000

         During the nine months ended September 30, 1999, the Company continued its enterprise-wide, comprehensive efforts to assess and remediate its computer systems and related software and equipment to verify that such systems, software and equipment recognize, process and store information in the year 2000 and thereafter. The Company's year 2000 remediation efforts include an assessment of its most critical systems, such as customer service and billing systems, headends and other cable plant systems that support the Company's programming services, business support operations, and other equipment and facilities. The Company also continued its efforts to verify the year 2000 readiness of its significant suppliers and vendors and continued to communicate with significant business partners and affiliates to assess such partners' and affiliates' year 2000 status.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         The Company has a year 2000 Program Management Office (the "PMO") to organize and manage its year 2000 efforts. The PMO is responsible for overseeing the process and standards of the Company's year 2000 efforts, controlling data, and reporting on the Company's year 2000 efforts. At September 30, 1999, the PMO was comprised of a 133-member, full-time staff, accountable to executive management of the Company.


         During the nine months ended September 30, 1999, the Company continued its survey of third-party vendors and suppliers whose systems, services or products are important to the Company's operations, and whose year 2000 readiness is critical to continued provision of the Company's cable service. The Company has examined the public disclosures regarding the year 2000 readiness status made by vendors of critical systems products utilized by the Company (such as addressable controllers, accounting systems and other critical hardware and software), and the public disclosures regarding the year 2000 readiness status made by critical suppliers (such as utilities, banking, and similar critical operational services). Verification of the survey results may include, as deemed necessary, conducting functionality tests, reviewing vendors' and suppliers' test data, scripts and certifications, engaging in regular conferences with vendors' and suppliers' year 2000 teams, or re-examining public disclosures for changes in status. The Company generally has required any new vendors to provide assurances that their products and services are year 2000 ready. For those critical vendors that may not be year 2000 ready by year end, contingency plans will be implemented.

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

         Year 2000 expenses and capital expenditures incurred during the seven months ended September 30, 1999 were $47 million and $18 million, respectively. Year 2000 expenses and capital expenditures incurred during the two months ended February 28, 1999 were $11 million and $2 million, respectively. Year 2000 expenses and capital expenditures for the seven months ended September 30, 1999 are exclusive of costs attributable to Liberty Media Group, which was deconsolidated as of March 1, 1999. See note 2. Management of the Company currently estimates the remaining costs, exclusive of future costs attributable to the assessment and remediation of year 2000 issues associated with Liberty Media Group, to be not less than $25 million, bringing the total estimated cost associated with the Company's year 2000 remediation efforts to be not less than $117 million (including $36 million for replacement of noncompliant information technology systems). Also included in this estimate is $7 million in future payments to be made pursuant to unfulfilled executory contracts or commitments with vendors for year 2000 remediation services.

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

(15)     Information about the Company's Operating Segments

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

         As described in note 2, immediately prior to the AT&T Merger, Old TCI purchased certain assets from Liberty/Ventures Group and the net assets attributed to Liberty Media Group were deconsolidated. As a result of these transactions, domestic cable and communications services is the only reportable segment of New TCI. Accordingly, segment information is not provided for New TCI.

         The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Old TCI evaluated performance based on a measure of "Operating Cash Flow" (defined by the Company as operating income before depreciation, amortization, other non-cash items, year 2000 costs, AT&T merger and integration costs and stock compensation). Operating Cash Flow is a measure of value and borrowing capacity within the cable television industry and is not intended to be a substitute for cash flow provided by operating activities, or a measure of performance prepared in accordance with generally accepted accounting principles, and should not be relied upon as such.

         Old TCI generally accounted for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.

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

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         Old TCI utilized the following interim financial information for purposes of making decisions about allocating resources to a segment and assessing a segment's performance:

                                                  Domestic cable      Domestic
                                                 & communications    programming          All
                                                     services          services          other             Total
                                                 ----------------    ------------     ------------     ------------
                                                                         amounts in millions
         Two months ended
         February 28, 1999:
         External and intersegment revenue         $        902               128              165            1,195
         Intersegment revenue                      $         --                39               11               50
         Segment Operating Cash Flow               $        301                30               25              356

         Three months ended
         September 30, 1998:
         External and intersegment revenue         $      1,497               176              249            1,922
         Intersegment revenue                      $         (4)               69               14               79
         Segment Operating Cash Flow               $        603                31               43              677

         Nine months ended
         September 30, 1998:
         External and intersegment revenue         $      4,613               498              685            5,796
         Intersegment revenue                      $        (13)              210               36              233
         Segment Operating Cash Flow               $      1,882                75               88            2,045


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         A reconciliation of reportable segment Operating Cash Flow to Old TCI's consolidated earnings (loss) before income taxes and extraordinary items is as follows:

                                                                                      Old TCI
                                                                    ------------------------------------------
                                                                        Two months             Nine months
                                                                           ended                  ended
                                                                     February 28, 1999      September 30, 1998
                                                                    ------------------      ------------------
                                                                                amounts in millions
Total Operating Cash Flow for reportable segments                                  331                   1,957
  Other Operating Cash Flow                                                         25                      88
Other items excluded from Operating
  Cash Flow:
     Year 2000 costs                                                               (11)                     (6)
     AT&T merger and integration costs                                             (65)                    (11)
     Stock compensation                                                           (366)                   (423)
     Reserve for loss arising from contingent obligation                            --                      --
     Write-off of in-process research and development costs                         --                      --
     Depreciation and amortization                                                (277)                 (1,289)
     Interest expense                                                             (161)                   (807)
     Interest and dividend income                                                   13                      72
     Share of losses of Liberty Media Group                                         --                      --
     Share of losses of the Other Affiliates, net                                 (161)                   (986)
     Minority interest in earnings of consolidated
       subsidiaries, net                                                           (26)                    (95)
     Gains on issuance of equity interests by subsidiaries                         389                      55
     Gain on issuance of stock by equity investee                                   --                     259
     Gains on disposition of assets, net                                           144                   3,704
       Other, net                                                                    8                     (25)
                                                                    ------------------      ------------------
         Earnings (loss) before income taxes and
            extraordinary items                                                   (157)                  2,493
                                                                    ==================      ==================

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

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

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

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

         AT&T Merger and Restructuring

         On March 9, 1999, AT&T acquired TCI in the AT&T Merger in which Italy Merger Corp., a wholly-owned subsidiary of AT&T, merged with and into TCI, and TCI thereby became a subsidiary of AT&T. As a result of the AT&T Merger, (i) each share of TCI Group Series A Stock was converted into 1.16355 shares of AT&T Common Stock, (ii) each share of TCI Group Series B Stock was converted into
1.27995 shares of AT&T Common Stock, (iii) each share of Liberty Group Series A Stock was converted into 2 shares of a newly created class of AT&T common stock designated as the AT&T Liberty Class A Tracking Stock, (iv) each share of Liberty Group Series B Stock was converted into 2 shares of a newly created class of AT&T common stock designated as the AT&T Liberty Class B Tracking Stock, (v) each share of TCI Ventures Group Series A Stock was converted into
1.04 shares of AT&T Liberty Class A Tracking Stock, (vi) each share of TCI Ventures Group Series B Stock was converted into 1.04 shares of AT&T Liberty Class B Tracking Stock, (vii) each share of Series C-TCI Group Preferred Stock was converted into 154.589253 shares of AT&T Common Stock, (viii) each share of Series C-Liberty Media Group Preferred Stock was converted into 12.5 shares of AT&T Liberty Class A Tracking Stock, (ix) each share of Series G Preferred Stock was converted into 1.3846245 shares of AT&T Common Stock and (x) each share of Series H Preferred Stock was converted into 1.18125 shares of AT&T Liberty Class A Tracking Stock. Following the AT&T Merger, each share of Class B Preferred Stock continues to be outstanding with the same rights and preferences such stock had prior to the AT&T Merger. In general, the holders of shares of AT&T Liberty Class A Tracking Stock and the holders of shares of AT&T Liberty Class B Tracking Stock will vote together as a single class with the holders of shares of AT&T Common Stock on all matters presented to such stockholders, with the holders being entitled to 3/40th of a vote for each share of AT&T Liberty Class A Tracking Stock held, 3/4ths of a vote per share of AT&T Liberty Class B Tracking Stock held and 1 vote per share of AT&T Common Stock held.

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

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

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

         Accordingly, effective with the AT&T Merger, the results of operations of the entities attributed to Liberty/Ventures Group (exclusive of @Home, NDTC and WTCI which were transferred to TCI Group immediately prior to the AT&T Merger) will no longer be consolidated in the TCI consolidated financial statements. The results of operations for such deconsolidated entities prior to the date of the deconsolidation is discussed further below under the caption "Material Changes in Results of Operations - Adjusted Liberty/Ventures Group."

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

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

         Year 2000

         During the nine months ended September 30, 1999, the Company continued its enterprise-wide, comprehensive efforts to assess and remediate its computer systems and related software and equipment to verify that such systems, software and equipment recognize, process and store information in the year 2000 and thereafter. The Company's year 2000 remediation efforts include an assessment of its most critical systems, such as customer service and billing systems, headends and other cable plant systems that support the Company's programming services, business support operations, and other equipment and facilities. The Company also continued its efforts to verify the year 2000 readiness of its significant suppliers and vendors and continued to communicate with significant business partners and affiliates to assess such partners and affiliates' year 2000 status.

         The Company has a year 2000 Program Management Office to organize and manage its year 2000 efforts. The PMO is responsible for overseeing the process and standards of the Company's year 2000 efforts, controlling data and reporting on the Company's year 2000 efforts. At September 30, 1999, the PMO was comprised of a 133-member, full-time staff, accountable to executive management of the Company.

         The PMO has defined a four-phase approach to determining the year 2000 readiness of the Company's systems, software and equipment. Such approach is intended to provide a detailed method for tracking the evaluation, repair and testing of the Company's critical systems, software and equipment. Phase 1, Assessment, involved the inventory of all critical systems, software and equipment and the identification of any year 2000 issues. Phase 1 also included the preparation of the workplans needed for remediation. Phase 2, Remediation, involved repairing, upgrading and/or replacing any non-compliant critical equipment and systems. Phase 3, Testing, involved testing the Company's critical systems, software, and equipment for year 2000 readiness, or in certain cases, relying on test results provided to the Company. Phase 4, Implementation, involves placing remediated systems, software and equipment into production or service.

     At September 30, 1999, TCI's overall progress by phase was as follows:


                                         Percentage of Year 2000                     Expected Completion Date --
Phase                                  Projects Completed by Phase*                   All Year 2000 Projects
-----                                  ----------------------------               -----------------------------

Phase 1-Assessment                                 100%                                      Completed
Phase 2-Remediation                                100%                                      Completed
Phase 3-Testing                                    100%                                      Completed
Phase 4-Implementation                              98%                                    November 1999

---------------------
*The percentages set forth above were calculated by dividing the number of year 2000 projects that have completed a given phase by the total number of year 2000 projects. Such calculations do not reflect any systems or businesses that may be acquired subsequent to September 30, 1999. See related discussion below.

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

         The completion information set forth above is based on the Company's current expectations and information, and could be subject to change if circumstances arise which impact the year 2000 readiness of a critical product or service. The information could be subject to change in the event of unforeseen changes in the Company's inventory of products or systems, or unforeseen changes in status information provided by the Company's critical vendors. The information also could change as a result of continuing efforts to verify, validate and audit the program processes and procedures. Further, due to the uncertainties inherent in any year 2000 program, no assurances can be given as to whether Phase 4 will be completed by the date indicated above. The Company has attempted to plan for unforeseen circumstances by implementing (i) contingency plans as described below, (ii) audit and other controls and (iii) processes to monitor the year 2000 readiness status of critical outside parties.

         The Company has completed the inventory, assessment, testing and implementation of critical systems with embedded technologies that impact its operations. The progress by phase of year 2000 compliance work on such systems is included in the table above.

         During the nine months ended September 30, 1999, the Company continued its survey of third-party vendors and suppliers whose systems, services or products are important to the Company's operations, and whose year 2000 readiness is critical to continued provision of the Company's cable service. The Company has examined the public disclosures regarding the year 2000 readiness status made by vendors of critical systems products utilized by the Company (such as addressable controllers, accounting systems and other critical hardware and software), and the public disclosures regarding the year 2000 readiness status made by critical suppliers (such as utilities, banking, and similar critical operational services). Verification of the survey results may include, as deemed necessary, conducting functionality tests, reviewing vendors' and suppliers' test data, scripts and certifications, engaging in regular conferences with vendors' and suppliers' year 2000 teams, or re-examining public disclosures for changes in status. The majority of the Company's current vendors are either year 2000 ready, or are expected to be year 2000 ready by year end. The Company generally has required any new vendors to provide assurances that their products and services are year 2000 ready. For those critical vendors that may not be year 2000 ready by year end, contingency plans will be implemented.

         Significant market value is associated with the Company's investments in certain public and private corporations, partnerships and other businesses. Accordingly, the Company is monitoring the public disclosure of such publicly-held business entities, including CSC and @Home, to determine their year 2000 readiness. For updated information related to the year 2000 programs of CSC and @Home, please refer to their most recent periodic filings with the Securities and Exchange Commission. In addition, the Company has surveyed and monitored the year 2000 status of certain privately-held business entities in which the Company has significant investments.

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

         Year 2000 expenses and capital expenditures incurred during the seven months ended September 30, 1999 were $47 million and $18 million, respectively. Year 2000 expenses and capital expenditures incurred during the two months ended February 28, 1999 were $11 million and $2 million, respectively. Year 2000 expenses and capital expenditures for the seven months ended September 30, 1999 are exclusive of costs attributable to Liberty Media Group, which was deconsolidated as of March 1, 1999. See "AT&T Merger and Restructuring," above. Management of the Company currently estimates the remaining costs, exclusive of future costs attributable to the assessment and remediation of year 2000 issues associated with Liberty Media Group, to be not less than $25 million, bringing the total estimated cost associated with the Company's year 2000 remediation efforts to be not less than $117 million (including $36 million for replacement of noncompliant information technology ("IT") systems). Also included in this estimate is $7 million in future payments to be made pursuant to unfulfilled executory contracts or commitments with vendors for year 2000 remediation services. Although no assurances can be given, management currently expects that
(i) cash flow from operations or advances from AT&T will fund the costs associated with year 2000 compliance and (ii) the total projected cost associated with the Company's year 2000 program will not be material to the Company's financial position, results of operations or cash flows.

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

         Please note that the information set forth in this section concerning progress by phase and other matters applies only to systems or businesses owned and operated by the Company or its affiliates as of September 30, 1999 and does not include information for systems or equipment acquired after September 30, 1999.

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

         The failure to correct a material year 2000 problem could result in an interruption or failure of certain important business operations. Management believes that its year 2000 program will significantly reduce the Company's risks associated with the changeover to the year 2000. As part of its year 2000 readiness efforts, the Company has implemented certain contingency plans to minimize the effect of any potential year 2000 related disruptions. The risks and the uncertainties discussed below and the associated contingency plans relate to systems, software, equipment, and services that the Company has deemed critical in regard to customer service, business operations, financial impact or safety.

         Satellite system failures could prevent the delivery of programming to cable headends and disrupt service to customers. The Company is in the process of securing transponder space on alternate satellites for transmitting programming that originates from the Company in the event of such failures. In addition, the Company has made arrangements for alternative programming that will be broadcast on channels where signal disruption has occurred.

         The failure of addressable controllers contained in the cable system headends could disrupt the delivery of premium and pay-per-view services to customers and could necessitate crediting customers for failure to receive such services. In this unlikely event, the Company has secured the right to broadcast alternative programming from the NDTC for 48 hours. All alternative programming will be rated "G" for general audience viewing.

         Customer service networks failure could prevent access to customer account information, hamper installation and service call scheduling and disable the processing of pay-per-view billings. In the event of such failure, the Company would manually schedule service calls and correct billing omissions as soon as the networks are restored. In the event of automated voice response systems failure, the Company plans to have its customer service representatives on hand to answer telephone calls from customers directly.

         A failure of the services provided by billing systems service providers could disrupt the ability to provide service to and bill customers for a protracted period. The Company's billing system service provider has contingency plans in place to protect customer information and provide for continuation of service to the Company. The Company has set up arrangements to have its billing system service provider on site as part of its PMO during the rollover to the year 2000. The billing system service provider has developed staffing and operations plans that will provide for continuous support to the Company during and subsequent to the rollover to the year 2000.

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

         Advertising revenue could be adversely affected by the failure of certain equipment which could impede or prevent the insertion of advertising spots in the Company's programming. The Company anticipates that it can minimize such effect by the manual operation of insertion systems for indefinite periods of time, if necessary.

         The Company owns investments in numerous cable operators and other businesses. The market value of the Company's investment in these entities could be adversely impacted by material failures of such entities to address year 2000 issues (including supplier and vendor issues) related to their services and businesses. Further, due to tax and strategic considerations, the Company has a limited ability to dispose of these investments if year 2000 issues develop. Therefore, as a contingency plan, the Company has undertaken an extensive effort to verify and, in certain cases, assist in the year 2000 remediation efforts of companies in which it has significant investments. The Company has assisted such entities to varying degrees, including sharing program information and results to improve their year 2000 programs.

         Security and fire protection systems failures could leave facilities vulnerable to intrusion and destruction. The Company expects to return such systems to normal functioning by turning the power off and then on again ("power off/on"). The Company also plans to have additional security staff on site where needed and plans to implement a backup plan for communicating with local fire and police departments. Also, certain personal computers interface with and control elevators, escalators, wireless systems, public access systems and certain telephony systems. In the event such computers do not operate properly, conducting a power off/on is expected to resume normal functioning. If a power off/on does not resume normal functioning, management expects to resolve the problem by resetting the computer to a pre-designated date which precedes the year 2000. Because the Company leases certain of its facilities, it may need to implement the previously mentioned contingency plan with the cooperation and assistance of the lessor of the site.

         In the event that the local public utilities cannot supply power, the Company expects to supply power for a limited time to the Company's cable headends, the NDTC and select office sites through backup generators.

         If critical systems related to the Company's cable TV and programming services experience year 2000 problems, the Company could face claims of breach of contract from customers of NDTC, from parties to cable system sale or exchange agreements, from certain programming providers, from advertisers and from other cable TV businesses that rely on the Company's programming services.

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

         The financial impact of any or all of the above worst-case scenarios has not been and cannot be estimated by the Company due to the numerous uncertainties and variables associated with such scenarios.

         Estimated costs of the Company's year 2000 program and projected completion dates are based on management's best estimates of future events and are forward-looking statements which may be updated as additional information becomes available.

         The Year 2000 statements set forth herein are Year 2000 Readiness Disclosures, pursuant to the Year 2000 Information and Readiness Disclosure Act, 15 U.S.C. section 1 note. Please note that, for purposes of any action brought under the securities laws, as that term is defined in section 3(a)(47) of the Securities Exchange Act of 1934 (15 U.S.C. 78c(a)(47)), the Year 2000 Information and Readiness and Disclosure Act does not apply to any statements contained in any documents or materials filed with the Securities and Exchange Commission, or with Federal banking regulators, pursuant to section 12(i) of the Securities Exchange Act of 1934 (15 U.S.C. 78l(i)), or disclosures or writing that when made accompanied the solicitation of an offer or sale of securities.

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

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

         Summarized operating data with respect to New TCI and Old TCI is presented below for the indicated periods:


                                                              New TCI                   Old TCI
                                                           ------------      ------------------------------
                                                           Seven months      Two months        Nine months
                                                               ended           ended              ended
                                                           September 30,     February 28,     September 30,
                                                               1999             1999               1998
                                                          -------------     -------------     -------------
                                                                         amounts in millions

Revenue                                                   $       3,344             1,145             5,563

Operating expenses                                                1,345               467             2,202
Selling, general and administrative expenses                        807               322             1,316
Year 2000 costs                                                      47                11                 6
AT&T merger costs                                                    31                65                11
Stock compensation                                                   72               366               423
Reserve for loss arising from contingent obligation                  50                --                --
Write-off of in-process research and development costs              594                --                --
Depreciation and amortization                                     1,143               277             1,289
                                                          -------------     -------------     -------------
                                                                  4,089             1,508             5,247
                                                          -------------     -------------     -------------
     Operating income (loss)                                       (745)             (363)              316

Interest expense                                                   (558)             (161)             (807)
Interest and dividend income                                          7                13                72
Share of losses of Liberty Media Group                             (818)               --                --
Share of losses of the Other Affiliates, net                       (789)             (161)             (986)
Minority interests in earnings of consolidated
    subsidiaries, net                                              (103)              (26)              (95)
Gains on issuance of equity interests by subsidiaries                --               389                55
Gain on issuance of stock by equity investee                         --                --               259
Gains on disposition of assets, net                                  --               144             3,704
Other, net                                                            7                 8               (25)
                                                          -------------     -------------     -------------
                                                                 (2,254)              206             2,177
                                                          -------------     -------------     -------------
    Earnings (loss) before income taxes and
       extraordinary items                                       (2,999)             (157)            2,493
Income tax benefit (expense)                                        589              (119)           (1,079)
                                                          -------------     -------------     -------------
    Earnings (loss) before extraordinary items                   (2,410)             (276)            1,414
Extraordinary gain (loss), net of income taxes                        4                (5)              (27)
                                                          -------------     -------------     -------------
     Net earnings (loss)                                  $      (2,406)             (281)            1,387
                                                          =============     =============     =============

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

         Due to the consummation of the AT&T Merger, the Company's 1999 statement of operations includes information reflecting the seven-month period ended September 30, 1999 and the two-month period ended February 28, 1999. Prior to March 1, 1999 the Company consolidated the operations of Liberty/Ventures Group, and subsequent to February 28, 1999 the Company accounted for its ownership interests in Liberty Media Group under the equity method. The following discussion of the Company's results of operations includes a section that addresses the combined operating results of the former TCI Group, @Home (under the consolidated method prior to the second quarter of 1999 and under the equity method thereafter, see note 6 to the accompanying consolidated financial statements), NDTC and WTCI (collectively, the "Adjusted TCI Group") and a section that addresses the combined operating results of Liberty/Ventures Group, exclusive of @Home, NDTC and WTCI (the "Adjusted Liberty/Ventures Group").

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

         ADJUSTED TCI GROUP

         For purposes of the following table and discussion, the combined operating results of Adjusted TCI Group for the seven months ended September 30, 1999 have been combined with the combined operating results of Adjusted
TCI Group for the two months ended February 28, 1999 in order to provide a meaningful basis for comparing the nine months ended September 30, 1999 and 1998. Depreciation, amortization and certain other line items included in the operating results of Adjusted TCI Group are not necessarily comparable between periods as the three-month and seven-month successor periods ended September 30, 1999 include the effects of purchase accounting adjustments related to the AT&T Merger, and prior predecessor periods do not. The combining of predecessor and successor accounting periods is not acceptable under generally accepted accounting principles. See note 2 to the accompanying consolidated financial statements. The unaudited combined results of operations for Adjusted TCI Group are as follows:



                                                                           Adjusted TCI Group
                                                 ----------------------------------------------------------------------
                                                Three months ended September 30,        Nine months ended September 30,
                                                --------------------------------        -------------------------------
                                                   1999                1998                1999                 1998
                                                -----------         -----------         -----------         -----------
                                                                            amounts in millions

Revenue                                         $     1,442               1,549               4,285               4,735

Operating expenses                                     (599)               (617)             (1,732)             (1,802)
Selling, general and administrative
    expenses                                           (324)               (322)             (1,053)             (1,048)
Year 2000 costs                                         (16)                 (4)                (58)                 (5)
AT&T merger and integration costs                        (4)                 (1)                (96)                (11)
Stock compensation                                        2                 (13)               (255)               (160)
Reserve for loss arising from contingent
    obligation                                           --                  --                 (50)                 --
Write-off of in-process research and
    development costs                                    --                  --                (594)                 --
Depreciation and amortization                          (461)               (392)             (1,398)             (1,198)
                                                -----------         -----------         -----------         -----------

     Operating income (loss)                             40                 200                (951)                511

Interest expense                                       (248)               (239)               (694)               (745)
Share of losses of the Other Affiliates,
     net                                               (412)                (93)               (883)               (158)
Minority interests in earnings of
    attributed subsidiaries, net                        (45)                (33)               (123)                (99)
Gain on issuance of equity interests by
    attributed subsidiary                                --                  17                  17                  17
Gain on issuance of stock by equity
    investee                                             --                  --                  --                 201
Gains on disposition of assets, net                      --               2,589                 129               3,130
Other, net                                                3                  12                  28                  10
                                                -----------         -----------         -----------         -----------

    Earnings (loss) before income taxes
       and extraordinary items                         (662)              2,453              (2,477)              2,867

Income tax benefit (expense)                            239                (955)                677              (1,178)
                                                -----------         -----------         -----------         -----------

    Earnings (loss) before extraordinary
       items                                           (423)              1,498              (1,800)              1,689

Extraordinary gain (loss), net of income
     taxes                                                4                  (4)                 (1)                (27)
                                                -----------         -----------         -----------         -----------

     Net earnings (loss)                        $      (419)              1,494              (1,801)              1,662
                                                ===========         ===========         ===========         ===========

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

         Acquisitions and Dispositions

         Since January 1, 1998, Adjusted TCI Group has contributed cable television systems serving approximately 3,368,000 customers to a number of joint ventures in which Adjusted TCI Group has retained non-controlling ownership interests. Contribution transactions during the nine months ended September 30, 1999 accounted for approximately 614,000 of such contributed customers. In addition, during the second quarter of 1999, the Company discontinued using the consolidation method to account for its ownership interest in @Home and began to account for its ownership interest in @Home under the equity method. Adjusted TCI Group also has completed certain other acquisitions and dispositions since January 1, 1998. The above-described transactions adversely affect the comparability of operating results between periods. Accordingly, in the following discussion, the collective effects of such acquisitions and dispositions are sometimes excluded in order to provide a more meaningful basis of comparison.

         Revenue and Expenses

         Adjusted TCI Group's revenue decreased $107 million or 7% for the three months ended September 30, 1999, as compared to the corresponding prior year period. Exclusive of the effects of acquisitions and dispositions, revenue increased $90 million or 7%. Revenue from domestic cable customers accounted for a 6% increase in revenue, primarily due to the net effect of a 6% increase in basic revenue, an increase in revenue from digital products, an increase in pay-per-view revenue and a 7% decrease in traditional premium revenue. The Company experienced a 5% increase in its average basic rate, an increase of 1% in the number of average basic customers, a 14% decrease in its average rate for traditional premium services and an 8% increase in the number of average traditional premium subscriptions.

         Adjusted TCI Group's revenue decreased $450 million or 10% for the nine months ended September 30, 1999, as compared to the corresponding prior year period. Exclusive of the effects of acquisitions and dispositions, revenue increased $280 million or 7%. Revenue from domestic cable customers accounted for a 6% increase in revenue, primarily due to the net effect of a 5% increase in basic revenue, an increase in revenue from digital products, an increase in pay-per-view revenue and a 5% decrease in traditional premium revenue. The Company experienced a 3% increase in its average basic rate, an increase of 1% in the number of average basic customers, a 10% decrease in its average rate for traditional premium services and a 6% increase in the number of average traditional premium subscriptions.

         Adjusted TCI Group's operating expenses decreased $18 million or 3% and $70 million or 4% for the three and nine month periods ended September 30, 1999, respectively, as compared to the corresponding prior year periods. Exclusive of the effects of acquisitions and dispositions, operating expenses increased $81 million or 16% and $268 million or 19% for the three and nine month periods, respectively. Higher programming costs accounted for over one-half of such increases. It is anticipated that Adjusted TCI Group's programming costs will continue to increase in future periods. The remaining increases relate primarily to higher labor costs associated with increased levels of customer service, and increased launch and development costs related to the roll-out of Adjusted TCI Group's digital video products and other new service offerings.

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

         Adjusted TCI Group's selling, general and administrative expenses increased $2 million or 1% and $5 million or less than 1% for the three and nine month periods ended September 30, 1999, respectively, as compared to the corresponding prior year periods. Exclusive of the effects of acquisitions and dispositions, the expenses increased $25 million or 8% and $83 million or 9%, for the three and nine month periods, respectively. The increases are due primarily to higher salaries and benefits associated with increased levels of customer service, and increased launch and development costs related to the roll-out of Adjusted TCI Group's digital video products and other new service offerings.

         Adjusted TCI Group's year 2000 costs include fees and other expenses incurred directly in connection with Adjusted TCI Group's comprehensive efforts to review and correct computer systems, equipment and related software to ensure readiness for the year 2000. See detailed discussion above.

         AT&T merger and integration costs incurred by Adjusted TCI Group include investment advisory, legal and accounting fees, and other incremental costs directly related to the AT&T Merger. See note 2 to the accompanying consolidated financial statements

         Adjusted TCI Group records stock compensation relating to restricted stock awards, options and/or stock appreciation rights granted by the Company to certain employees and directors. The amount of expense associated with stock compensation for Adjusted TCI Group is based on the vesting of the related stock options and stock appreciation rights and the market price of the underlying common stock as of the date of the accompanying consolidated financial statements. The estimated compensation liability relating to vested stock appreciation rights has been recorded as of September 30, 1999, and is subject to future adjustment based primarily upon the market value of AT&T Liberty Tracking Stock and, ultimately, on the final determination of market value when such rights are exercised. See note 2 to the accompanying consolidated financial statements.

         During the second quarter of 1999, the Company recorded a charge of $50 million to provide for additional estimated losses that were expected to result from the Contribution Agreement. See note 13 to the accompanying consolidated financial statements.

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

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

         Adjusted TCI Group's depreciation and amortization expense increased $69 million or 18% and $200 million or 17% for the three and nine months ended September 30, 1999, respectively, as compared to the corresponding prior year periods. Such changes include $123 million and $312 million increases in amortization expense and $54 million and $112 million decreases in depreciation expense for the three and nine month periods, respectively. The increase in amortization expense is primarily attributable to the effects of purchase accounting during the three and seven months ended September 30, 1999. Such increase in amortization expense is partially offset by the effects of dispositions. The decrease in depreciation expense includes the net effect of
(i) decreases attributable to dispositions and purchase accounting, and (ii) increases attributable to capital expenditures and acquisitions. See note 2 to the accompanying consolidated financial statements.

         Other Income and Expenses

         Adjusted TCI Group's interest expense increased $9 million or 4% and decreased $51 million or 7% for the three and nine months ended September 30, 1999, respectively, as compared to the corresponding prior year periods. The increase for the three months ended September 30, 1999 is due to an increase in the average outstanding debt balance which was partially offset by a decrease in the weighted average interest rate. See note 8 to the accompanying consolidated financial statements. The decrease for the nine months ended September 30, 1999 is primarily the result of a decrease in the weighted average interest rate which was partially offset by an increase in the average outstanding debt balance.

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

         Adjusted TCI Group's investments in the Other Affiliates are comprised of limited partnerships and other entities that are primarily engaged in the domestic cable television business or other communications services businesses. Adjusted TCI Group's share of losses of the Other Affiliates was $412 million and $883 million for the three and nine months ended September 30, 1999, respectively, as compared to $93 million and $158 million for the corresponding prior year periods. Such increases are primarily attributable to (i) increases of $193 million and $363 million during the three and nine months ended September 30, 1999, respectively, in the Company's share of losses of CSC, @Home and certain of the Other Affiliates (exclusive of the effects of purchase accounting) that were formed or otherwise acquired during the twenty-one-month period ended September 30, 1999, (ii) increases of $113 million and $267 million during the three and nine months ended September 30, 1999 in the amortization of the excess carrying value of the Company's investments in the Other Affiliates due to the application of purchase accounting and (iii) increases in the Company's share of losses of certain of the Other Affiliates. For additional information, see notes 2, 6 and 7 to the accompanying consolidated financial statements. Additionally, Adjusted TCI Group's share of the Other Affiliates' losses during the nine months ended September 30, 1998 includes Adjusted TCI Group's share of gains recognized by two affiliates in connection with certain transactions.

         Minority interests in earnings of consolidated subsidiaries aggregated $45 million and $123 million for the three and nine months ended September 30, 1999, respectively, as compared to $33 million and $99 million in the corresponding prior year periods. Such amounts include dividends on the Trust Preferred Securities and other preferred securities of TCI subsidiaries attributed to Adjusted TCI Group of $45 million during each of the three month periods ended September 30, 1999 and 1998, respectively, and $134 million during each of the nine month periods ended September 30, 1999 and 1998, respectively. See note 9 to the accompanying consolidated financial statements. Through the first quarter of 1999, such dividends were offset in part by the minority interests share of the losses of @Home. As described in note 6 to the accompanying consolidated financial statements, during the second quarter of 1999, the Company ceased to consolidate @Home and began to account for @Home under the equity method of accounting.

         During the two months ended February 28, 1999, @Home issued 1.1 million common shares. Due to the resulting increase in @Home's equity, net of the dilution of Adjusted TCI Group's ownership interest in @Home, Adjusted TCI Group recognized a gain of $17 million.

         On April 22, 1998, TCG completed a merger transaction with ACC in which ACC's shares were exchanged for shares of TCG. In connection with the dilution of Adjusted TCI Group's interest in TCG, Adjusted TCI Group recorded a gain of $201 million. See note 7 to the accompanying consolidated financial statements.

         Gains on disposition of assets during the nine months ended September 30, 1999 includes a $123 million gain related to the February 1999 sale of certain cable television systems serving approximately 145,000 customers. Adjusted TCI Group's gains on disposition of assets of $3,130 million during the nine months ended September 30, 1998 are primarily attributable to TCG's merger with AT&T and the March 4, 1998 contribution of cable television systems to CSC. For additional information, see notes 6, 7 and 11 to the accompanying consolidated financial statements.

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

         Adjusted TCI Group recognized extraordinary gains (losses) on early extinguishment of debt of $4 million and $(1 million) for the three and nine months ended September 30, 1999, respectively, as compared to $(4 million) and $(27 million) in the corresponding prior year periods. Such amounts are net of taxes and relate to (i) prepayment penalties and the retirement of deferred loan costs prior to the AT&T Merger and (ii) the excess of the fair value assigned to the debt in purchase accounting over the amount paid to redeem the debt during the three months ended September 30, 1999.

         Net Earnings (Loss)

         As a result of the above-described fluctuations in Adjusted TCI Group's results of operations, Adjusted TCI Group's net loss of $419 million for the three months ended September 30, 1999 changed by $1,913 million, as compared to Adjusted TCI Group's net earnings of $1,494 million for the three months ended September 30, 1998. Adjusted TCI Group's net loss of $1,801 million for the nine months ended September 30, 1999 changed by $3,463 million, as compared to Adjusted TCI Group's net earnings of $1,662 million for the nine months ended September 30, 1998.

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

         ADJUSTED LIBERTY/VENTURES GROUP

         The consolidated operating results of the Company for the two months ended February 28, 1999 and the three and nine months ended September 30, 1998 include the operations of entities attributed to the Liberty/Ventures Group during such periods. For the three and seven months ended September 30, 1999, the Company's investment in Liberty Media Group was accounted for under the equity method. The following table presents certain combined operating information of Adjusted Liberty/Ventures Group (Liberty/Ventures Group exclusive of @Home, NDTC and WTCI) for the periods in which such information was included in the Company's consolidated financial statements:


                                                                      Adjusted Liberty/Ventures Group
                                                     -----------------------------------------------------------------------
                                                         Two months                Three months              Nine months
                                                            ended                    ended                       ended
                                                      February 28, 1999         September 30, 1998         September 30, 1998
                                                     ------------------         ------------------         ------------------
                                                                               amounts in millions

Revenue                                              $              240                        362                      1,022

Operating costs and expenses:
    Operating, selling, general and
       administrative                                               192                        296                        863
    Stock compensation                                              183                         (2)                       263
    Depreciation and amortization                                    22                         31                         86
                                                     ------------------         ------------------         ------------------
                                                                    397                        325                      1,212
                                                     ------------------         ------------------         ------------------
         Operating income (loss)                                   (157)                        37                       (190)

Other income (expense):
    Interest expense                                                (25)                       (34)                       (71)
    Dividend and interest income                                     10                         18                         50
    Share of losses of affiliates, net                              (67)                      (307)                      (829)
    Minority interests in losses (gains) of
       attributed subsidiaries                                       (6)                         5                         (2)
    Gains on dispositions, net                                       15                         17                        574
    Gains on issuance of equity by affiliates
       and attributed subsidiaries                                  372                         58                         96
    Other, net                                                       (4)                        (4)                        (4)
                                                     ------------------         ------------------         ------------------
                                                                    295                       (247)                      (186)
                                                     ------------------         ------------------         ------------------

       Earnings (loss) before income taxes                          138                       (210)                      (376)

Income tax benefit (expense)                                       (206)                        54                        100
                                                     ------------------         ------------------         ------------------
       Net loss                                      $              (68)                      (156)                      (276)
                                                     ==================         ==================         ==================

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

         The foregoing results of operations of Adjusted Liberty/Ventures Group are not comparable in that the 1999 year-to-date period includes two months of operations and the 1998 year-to-date period includes nine months of operations. In addition to fluctuations that are attributable to the different lengths of the 1999 and 1998 periods, other factors have contributed to changes between such periods. Such changes are discussed in relative terms below.

         The combined revenue of Adjusted Liberty/Ventures Group includes programming revenue derived from Adjusted TCI Group and non-affiliates. The relative increase in revenue relates primarily to higher revenue from the distribution of "Encore" premium movie services to cable operators, including Adjusted TCI Group.

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

         Adjusted Liberty/Ventures Group's interest and dividend income consisted primarily of (i) dividends received on a series of Time Warner common stock with limited voting rights, (ii) dividends received on preferred stock of Fox Kids Worldwide, Inc. ("FKW Preferred Stock"), and (iii) interest income from cash balances and other interest-earning assets. Dividends received on the Time Warner common stock aggregated $3 million and $15 million, and dividends received on the FKW Preferred Stock aggregated $5 million and $23 million, during the two months ended February 28, 1999 and the nine months ended September 30, 1998, respectively.

         Investments in affiliates are comprise of limited partnerships and other entities that are primarily engaged in programming and communications services businesses. Adjusted Liberty/Ventures Group's share of losses of affiliates were $67 million and $829 million during the two months ended February 28, 1999 and the nine months ended September 30, 1998, respectively.

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

         Adjusted Liberty/Ventures Group's share of losses for the two months ended February 28, 1999 included its (i) share of losses of Telewest Communications plc, which aggregated $38 million during the period, and (ii) share of losses of other foreign affiliates, which aggregated $27 million during the period.

         Adjusted Liberty/Ventures Group's share of losses for the nine months ended September 30, 1998 included its (i) $510 million share of the losses of Sprint Spectrum Holding Company, L.L.P., MinorCo, L.P. and PhillieCo Partnership I, L.P. (the "PCS Ventures"), (ii) $184 million share of the losses of various foreign affiliates and (iii) $76 million share of the losses of Fox/Liberty Networks ("Fox Sports"). As a result of a November 1998 transaction, Adjusted Liberty/Ventures Group no longer accounts for its investment in the PCS Ventures under the equity method. Prior to the first quarter of 1998, Adjusted Liberty/Ventures Group had no obligation, nor intention, to fund Fox Sports. During 1998, Adjusted Liberty/Ventures Group made the determination to provide funding to Fox Sports based on specific transactions consummated by Fox Sports. Consequently, Adjusted Liberty/Ventures Group's share of losses of Fox Sports for 1998 includes previously unrecognized losses of Fox Sports of approximately $64 million. Losses for Fox Sports were not recognized in prior periods due to the fact that Adjusted Liberty/Ventures Group's investment in Fox Sports was less than zero.

         Adjusted Liberty/Ventures Group's gain on disposition of $574 million during the nine months ended September 30, 1998 is primarily the result of Adjusted Liberty/Ventures Group's sale to Time Warner of the business of Southern Satellite Systems, Inc. and certain of its subsidiaries.

         Gains on issuance of equity interests by attributed subsidiaries were $372 million and $96 million during the two months ended February 28, 1999 and the nine months ended September 30, 1998, respectively. The 1999 gains relate primarily to the issuance of common stock by UVSG, in connection with its acquisition of the business of TV Guide. The 1998 gains primarily relate to General Cable's merger with and into Telewest and the February 1998 equity issuance by Liberty/Ventures Group's then subsidiary, Superstar/Netlink Group LLC. See note 7 to the accompanying consolidated financial statements.

         The Company's share of the losses of Liberty Media Group was $818 million for the seven months ended September 30, 1999. If Adjusted Liberty/Ventures Group had been deconsolidated January 1, 1998, the Company's share of Adjusted Liberty/Ventures Group's net losses would have been $886 million and $276 million for the nine months ended September 30, 1999 and 1998, respectively. The increase in such Liberty Media Group losses is primarily attributable to a $352 million increase in Liberty Media Group's stock compensation and higher depreciation and amortization due primarily to the application of purchase accounting in connection with the AT&T Merger.

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

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

         Pursuant to the Merger Agreement, immediately prior to the AT&T Merger, certain assets previously attributed to TCI Ventures Group (including, among others, the shares of AT&T Common Stock received in the merger of AT&T and TCG, the stock of @Home attributed to TCI Ventures Group, the assets and business of NDTC and TCI Ventures Group's equity interest in WTCI) were transferred to TCI Group in exchange for approximately $5.5 billion in cash. Also, upon consummation of the AT&T Merger, through a new tax sharing agreement between Liberty Media Group and AT&T, Liberty Media Group became entitled to the benefit of approximately $2 billion of net operating loss carryforwards attributable to all entities included in TCI's consolidated federal income tax return as of the date of the AT&T Merger. Such net operating loss carryforwards are subject to adjustment by the Internal Revenue Service and are subject to limitations on usage which may affect the ultimate amount utilized. Additionally, certain warrants to purchase shares of GI previously attributed to TCI Group were transferred to Liberty/Ventures Group in exchange for approximately $176 million in cash. The transfer of certain immaterial assets was also effected. TCI funded the $5.5 billion payment to Liberty/Ventures Group through borrowings from AT&T. Such borrowings are evidenced by a $5.5 billion promissory note. Such promissory note accrues interest at LIBOR, plus 15 basis points, and is due and payable on demand on or before March 9, 2004.

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

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

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

         TCI's restricted cash of $19 million at September 30, 1999, includes amounts held in escrow of $10 million and proceeds received in connection with certain asset dispositions. Such proceeds, which aggregated $9 million at September 30, 1999, are designated to be reinvested in certain identified assets for income tax purposes.

         During the seven months ended September 30, 1999, the two months ended February 28, 1999, and the nine months ended September 30, 1998 the Company had Operating Cash Flow of $1,192 million, $356 million and $2,045 million, respectively. Operating Cash Flow is a measure of value and borrowing capacity within the cable television industry and is not intended to be a substitute for cash flows provided by operating activities, a measure of performance prepared in accordance with generally accepted accounting principles, and should not be relied upon as such. Operating Cash Flow, as defined, does not take into consideration substantial costs of doing business, such as interest expense, and should not be considered in isolation to other measures of performance.

         The Company's operating activities provided (used) cash of $527 million, $(196 million) and $748 million during the seven months ended September 30, 1999, the two months ended February 28, 1999, and the nine months ended September 30, 1998, respectively. Net cash provided by operating activities generally reflects net cash from operations of TCI available for TCI's liquidity needs after taking into consideration the aforementioned additional substantial costs of doing business not reflected in Operating Cash Flow. Following the deconsolidation of Liberty Media Group in connection with the AT&T Merger and the deconsolidation of @Home during the second quarter of 1999, Liberty Media Group's and @Home's operating activities are no longer included in the Company's consolidated statements of cash flows.

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

         Cash provided by (used in) the Company's investing activities aggregated $(2,314 million), $475 million and $(656 million) during the seven months ended September 30, 1999, the two months ended February 28, 1999, and the nine months ended September 30, 1998, respectively. Following the deconsolidation of Liberty Media Group in connection with the AT&T Merger and the deconsolidation of @Home during the second quarter of 1999, Liberty Media Group's and @Home's investing activities are no longer included in the Company's consolidated statements of cash flows. The Company's investing activities include a reduction in the Company's cash and cash equivalents of $401 million during the seven months ended September 30, 1999 resulting from the deconsolidation of @Home.

         The amount of capital expended by TCI for property and equipment was $1,910 million, $297 million and $1,123 million during the seven months ended September 30, 1999, the two months ended February 28, 1999, and the nine months ended September 30, 1998, respectively. Such expenditures relate primarily to TCI's cable distribution systems. TCI estimates that total capital expenditures will be approximately $3.5 billion and $2.4 billion in 1999 and 2000, respectively. No assurance can be given that actual capital costs will not exceed such estimated capital costs. Additionally, the foregoing estimate does not include customer specific capital costs required to deliver local telephony services. TCI cannot reasonably estimate such costs since the actual capital costs will be largely dependent upon the extent of customer penetration and the average per-unit-cost to install customer premise equipment.

         During the two months ended February 28, 1999, the Company completed a transaction whereby the Company contributed cable television systems to Bresnan, an entity in which the Company had an approximate 80% ownership interest. Through a series of transactions, including the contribution of cash by a third party in exchange for an ownership interest, the Company's ownership interest in Bresnan was diluted to a non-controlling 50% ownership interest. In connection with the associated dilution of the Company's ownership interest, the Company deconsolidated assets and liabilities related to cable television systems serving approximately 614,000 customers. The deconsolidated liabilities included $210 million of debt owed to external parties and $709 million of intercompany debt owed to the Company. In connection with such transaction, the Company has agreed to take certain steps to support compliance by such entity with its payment obligations under certain debt instruments. See note 7 to the accompanying consolidated financial statements.

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

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

         During the second quarter of 1999, @Home consummated a merger agreement with Excite. Under the terms of the merger agreement, @Home issued approximately 116 million shares of its common stock for all of the outstanding common stock of Excite. As a result of the merger, the Company's economic interest in @Home decreased from 38% to 26%. Due to the resulting increase in @Home's equity, net of the dilution of the Company's ownership interest in @Home, the Company recorded a $488 million increase to "Additional paid-in capital" and a $312 million increase to "Deferred income tax liability." For additional information see note 6 to the accompanying consolidated financial statements.

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

         TCI is committed to purchase billing services from a third party pursuant to three successive five year agreements. Pursuant to such arrangement, TCI is obligated at September 30, 1999 to make minimum payments aggregating approximately $1.5 billion through 2012. Such minimum payments are subject to inflation and other adjustments pursuant to the terms of the underlying agreements.

         TCI has agreed to make fixed monthly payments to an entity attributed to Liberty Media Group pursuant to an affiliation agreement. The fixed annual commitments increase annually from $190 million in 1999 to $267 million in 2003, and will increase with inflation through 2022. In addition, pursuant to certain agreements between TCI and an entity attributed to Liberty Media Group, TCI is obligated at September 30, 1999 to make minimum revenue payments through 2017 license fee payments through 2007 aggregating approximately $385 million to such attributed entity. Such minimum payments are subject to inflation and other adjustments pursuant to the terms of the underlying agreements.

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

         The Company has guaranteed notes payable and other obligations of affiliated and other companies with outstanding balances of approximately $47 million at September 30, 1999. The Company also has agreed to take certain steps to support debt compliance with respect to obligations aggregating $1,720 million of certain cable television partnerships in which the Company has non-controlling ownership interests. See notes 7 and 13 to the accompanying consolidated financial statements. The Company also has guaranteed the performance of certain affiliates and other parties with respect to such parties' contractual and other obligations. Although there can be no assurance, management of the Company believes that it will not be required to meet its obligations under such guarantees, or if it is required to meet any of such obligations, that they will not be material to the Company. Following the deconsolidation of Liberty Media Group in connection with the AT&T Merger, notes payable and other obligations guaranteed by entities attributed to Liberty Media Group are no longer included with those of TCI.

         During 1999, a subsidiary of the Company entered into a Contribution Agreement with certain shareholders of Phoenixstar pursuant to which the Company would, to the extent it is relieved of $166 million of contingent liabilities currently owed to certain creditors of Phoenixstar and its subsidiaries, contribute up to $166 million to Phoenixstar to the extent necessary to satisfy liabilities of Phoenixstar. During the second quarter of 1999 and the fourth quarter of 1998, the Company recorded charges of $50 million and $90 million, respectively, to provide for the estimated losses that were expected to result from the Contribution Agreement. During 1999, the Company contributed approximately $116 million to Phoenixstar as partial satisfaction of this obligation. The Company's remaining obligation under the Contribution Agreement will expire in 2001.

         The Company is obligated and/or has guaranteed Liberty Media Group's obligation to pay fees for the rights to exhibit certain films that are released by various producers through 2017. Based on customer levels at September 30, 1999, these agreements require minimum payments aggregating approximately $440 million. The aggregate amount of the Film Licensing Obligations under these license agreements is not currently estimable because such amount is dependent upon the number of qualifying films released theatrically by certain motion picture studios as well as the domestic theatrical exhibition receipts upon the release of such qualifying films. Nevertheless, required aggregate payments under the Film Licensing Obligations could prove to be significant.

         TCI is a party to affiliation agreements with programming suppliers. Pursuant to certain of such agreements, TCI is committed to carry such suppliers' programming on its cable systems. Additionally, certain of such agreements provide for penalties and charges in the event the programming is not carried or not delivered to a contractually specific number of customers.

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

         Effective as of December 16, 1997, NDTC, on behalf of the Company and other cable operators that may be designated from time to time by NDTC, entered into an agreement with GI to purchase a minimum of 6.5 million set-top devices during calendar years 1998, 1999 and 2000 at an average price of $318 per set-top device. The 1998 purchase commitment of 1.5 million set-top devices was met. The agreement with GI was amended in the third quarter of 1999 to change the remaining purchase commitment for set-top devices to 1,880,000 devices in 1999 and 2,500,000 devices in 2000. During the nine months ended September 30, 1999, approximately 1.4 million set-top devices had been purchased under the 1999 commitment. In connection with NDTC's purchase commitment, GI agreed to grant warrants to purchase its common stock proportional to the number of devices ordered by each organization. In connection with the AT&T Merger, such warrants were transferred to Liberty/Ventures Group in exchange for approximately $176 million in cash. To the extent that such warrants do not vest because TCI fails to meet its purchase commitments, as amended, TCI is required to repay a proportional amount of such cash to Liberty Media Group. NDTC has the right to terminate the agreement if, among other reasons, GI fails to meet a material milestone designated in the agreement with respect to the development, testing and delivery of advanced digital set-top devices.

         On July 17, 1998, the Company acquired 21.4 million shares of common stock of GI in exchange for (i) certain of the assets of NDTC's set-top authorization business, (ii) the license of certain related software to GI,
(iii) a $50 million promissory note from the Company to GI, and (iv) a nine-year revenue guarantee from the Company in favor of GI. In connection therewith, NDTC also entered into a services agreement pursuant to which it will provide certain postcontract services to GI's set-top authorization business. As a result of the deconsolidation of Liberty Media Group, the 21.4 million shares of GI common stock are no longer included in the Company's consolidated assets. The excess of the fair value of GI common stock received in 1998 over (i) the book value of certain assets transferred from NDTC to GI, and (ii) the present value of the promissory note due from the Company to GI, was deferred by the Company. As a result of the application of purchase accounting in connection with the AT&T Merger, the deferred amount related to the revenue guarantee was reduced to $61 million and the remaining deferred amount was reduced to $48 million.

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

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

         In order to achieve the desired balance between variable and fixed rate indebtedness, the Company may enter into Interest Rate Swaps pursuant to which it (i) pays fixed interest rates and receives variable interest rates and (ii) pays variable interest rates and receives fixed interest rates. At December 31, 1998, all of the Company's Fixed Rate Agreements had expired. During the nine months ended September 30, 1998, the Company's net payments pursuant to the Fixed Rate Agreements were less than $1 million. The Company's net receipts pursuant to the Variable Rate Agreements during the seven months ended September 30, 1999, the two months ended February 28, 1999 and the nine months ended September 30, 1998, were $16 million, $1 million and $8 million, respectively. At September 30, 1999, the Company would have had to pay $1 million to terminate the Variable Rate Agreements.

         In addition to the Variable Rate Agreements, the Company entered into fixed Interest Rate Swaps pursuant to which it pays a variable rate based on LIBOR (6.4% at September 30, 1999) and receives a variable rate based on CMT (6.1% at September 30, 1999) on a notional amount of $400 million through September 2000; and pays a variable rate based on LIBOR (6.3% at September 30, 1999) and receives a variable rate based on CMT (6.2% at September 30, 1999) on notional amounts of $95 million through February 2000. During each of the four months ended September 30, 1999, the two months ended February 28, 1999 and the nine months ended September 30, 1998, the Company's net payments pursuant to such agreements were $1 million. At September 30, 1999, the Company would be required to pay less than $1 million to terminate such Interest Rate Swaps.

         The Company is exposed to credit losses for the periodic settlements of amounts due under the Interest Rate Swaps in the event of nonperformance by the other parties to the agreements. However, the Company does not anticipate that it will incur any material credit losses because it does not anticipate nonperformance by the counterparties. Further, as of September 30, 1999, the Company does not anticipate material near-term losses in future earnings, fair values or cash flows resulting from derivative financial instruments. See note 8 to the accompanying consolidated financial statements for additional information regarding Interest Rate Swaps.

         At September 30, 1999, after considering the net effect of the aforementioned Interest Rate Swaps, the Company had $7.6 billion (or 80%) of fixed rate debt due to non-affiliates and $1.8 billion (or 20%) of variable-rate debt due to non-affiliates. In addition, at September 30, 1999, the Company had outstanding variable rate indebtedness under the AT&T Notes of $8.6 billion. TCI's interest rate exposure is primarily to changes in LIBOR rates.

                            TELE-COMMUNICATIONS, INC.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         There were no new material legal proceedings or material developments in previously reported legal proceedings during the quarter ended September 30, 1999 to which TCI or any of its consolidated subsidiaries is a party or of which any of its property is the subject, except as follows:

         James Dalton, et al. V. Tele-Communications, Inc., et al.
         As previously reported, on February 24, 1997, James Dalton, et al. filed suit in District Court for Arapahoe County, Colorado, Case No. 97-CV421, against TCI and certain current and former officers of TCI and its subsidiary, TCIC (John C. Malone, Brendan R. Clouston, Barry P. Marshall, Camille K. Jayne, Sadie N. Decker, Bruce W. Ravenel, Gerald
         W. Gaines, Bernard W. Schotters, II) and Daniel L. Ritchie and Donne F. Fisher, in their capacity as co-personal representatives of the estate of Bob Magness. This case was settled in August 1999 for an amount that will not have a material adverse effect upon the financial condition of the Company. This case will not be reported on in the future.

         Tele-Communications International, Inc. Stockholder Litigation.
         As previously reported, on July 13, 1998, two putative class action complaints were filed by certain stockholders of Tele-Communications International, Inc. in the Delaware Chancery Court. The actions, which have identical claims and allegations, are styled as Berkowitz v. Tele-Communications, Inc., et al., C.A. No. 16533, and Chetkov v. Tele-Communications, Inc., et al., C.A. No. 16534, respectively. This case was settled and dismissed in July 1999. The settlement did not have a material adverse effect upon the financial condition of the Company. This case will not be reported on in the future.

                            TELE-COMMUNICATIONS, INC.


Item 6.  Exhibit and Reports on Form 8-K.

         (a)      Exhibits

                  10 - Material Contracts

                           10.1 Amendment to Employment Agreement, effective as of March 9, 1999, between Liberty Media Corporation and John C. Malone

                           10.2     Employment Agreement between
                                    Tele-Communications, Inc. and Marvin Jones, dated as of July 14, 1999.

                           10.3 Employment Agreement between AT&T Corp. and Stephen M. Brett, dated as of April 1, 1999.

                  27 - Tele-Communications, Inc. Financial Data Schedule

         (b) Reports on Form 8-K filed during the quarter ended September 30, 1999:

                  None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               TELE-COMMUNICATIONS, INC.




Date: November 12, 1999                  By: /s/ Daniel E. Somers
                                             ----------------------------------
                                                 Daniel E. Somers
                                                  President and Chief
                                                   Executive Officer




Date: November 12, 1999                  By: /s/ Stephen M. Brett
                                             ----------------------------------
                                                 Stephen M. Brett
                                                  Senior Executive Vice
                                                   President




Date: November 12, 1999                  By: /s/ Ann M. Koets
                                             ----------------------------------
                                                 Ann M. Koets
                                                  Executive Vice President
                                                   and Chief Financial Officer
                                                   (Chief Accounting Officer)

                                  EXHIBIT INDEX


EXHIBIT
NUMBER        DESCRIPTION
-------       -----------
 10.1     - Amendment to Employment Agreement, effective as of March 9, 1999, between Liberty Media Corporation and John C. Malone

 10.2     - Employment Agreement between Tele-Communications, Inc. and Marvin
            Jones, dated as of July 14, 1999.

 10.3     - Employment Agreement between AT&T Corp. and Stephen M. Brett, dated as of April 1, 1999.

 27       - Tele-Communications, Inc. Financial Data Schedule